Form 10QSB
period 1996-03-31
EASTWIND GROUP INC
filed 1996-05-13
CIK 867408

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 FORM  10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transaction period from  ____________ to ____________

Commission File Number:  0-27638
                        ---------

                           THE EASTWIND GROUP, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                       23-2732753
- ------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        identification No.)

    100 FOUR FALLS CORPORATE CENTER, SUITE 305, WEST CONSHOHOCKEN, PA 19428
          -----------------------------------------------------------
                   (Address of principal executive offices)

                                (610) 828-6860
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No
        ------           ------
     Yes   X          No
        ------           ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.10 PAR VALUE                     1,683,250 SHARES
- -----------------------------             ----------------------------
          (Class)                         (Outstanding at May 7, 1996)

Transitional Small Business Disclosure format (check one)
     Yes             No  X
        ----           ----

                           THE EASTWIND GROUP, INC.
                        PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

The following financial information sets forth the operations of The Eastwind Group, Inc. ("The Company") for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

In the opinion of management, the following unaudited balance sheet and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.


                                                  PAGE NUMBER
                                                  -----------

ITEM 1. - FINANCIAL STATEMENTS
- ------------------------------

Index to Financial Statements                          2

Consolidated Balance Sheets as of
     March 31, 1996 and December 31, 1995              3

Consolidated Statements of Operations for the
     Three Months ended March 31, 1996 and 1995        4

Consolidated Statements of Cash Flows for the
     Three Months ended March 31, 1996 and 1995        5

Notes to Consolidated Financial Statements             6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

Results of Operations for the Three Months
  ended March 31, 1996 and 1995                       13

Liquidity and Capital Resources                       15


                                      (2)

                           THE EASTWIND GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              March 31,          December 31,
                    ASSETS                      1996                1995
                                             ----------         --------------
Current assets:
 Cash and cash equivalents                   $  754,490          $   426,377
 Accounts receivable, net                     3,779,832            4,486,821
 Stock subscription receivable                       --              746,000
 Due from related party                          47,976               78,000
 Inventories                                  1,846,834            1,911,969
 Prepaid expenses                                94,700               63,912
                                             ----------          -----------
   Total current assets                       6,523,832            7,713,079
                                             ----------          -----------
Property, plant and equipment, net            1,688,786            1,612,817
                                             ----------          -----------
Other Assets:
 Subordinated note receivable                   450,000                   --
 Deferred income taxes                          128,312              128,312
 Other assets, net                              482,627              492,878
 Goodwill, net                                  167,200              169,400
                                             ----------          -----------
                                              1,228,139              790,590
                                             ----------          -----------
   Total other assets                        $9,440,757          $10,116,486
                                             ----------          -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Lines of credit                             $  746,213          $ 2,135,096
 Current portion of long-term debt              513,608              458,294
 Accounts payable                             1,771,536            1,571,010
 Accrued expenses                               367,784              397,188
 Accrued income taxes                            83,323               27,223
 Deferred income taxes                          146,494              146,494
                                             ----------          -----------
   Total current liabilities                  3,628,958            4,735,305
                                             ----------          -----------
Long-term debt                                3,209,875            3,221,585
                                             ----------          -----------
Accrued pension and postretirement
 benefits                                       204,260              200,510
                                             ----------          -----------
Deferred credit, net                            178,712              184,874
                                             ----------          -----------
Stockholders' equity:
 Preferred stock, $.10 par value,
  3,000,000 shares authorized and none
  issued and outstanding                             --                   --
 Common stock, $.10 par value, 5,000,000
  shares authorized, 1,683,250 and
  1,608,250 shares issued and outstanding       168,325              160,825
 Warrants outstanding                           139,836              158,586
 Additional paid-in capital                   2,129,465            1,818,215
 Accumulated deficit                           (218,674)            (363,414)
                                             ----------          -----------
   Total stockholders' equity                 2,218,952            1,774,212
                                             ----------          -----------
                                             $9,440,757          $10,116,486
                                             ==========          ===========

                                      (3)

                           THE EASTWIND GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                                1996                1995
                                             ----------         ------------
Net sales                                    $4,966,982          $1,913,520
Cost of goods sold                            3,688,753           1,672,827
                                             ----------          -----------
  Gross profit                                1,278,229             240,693
Selling, general and administrative
 expenses                                       926,696             340,921
                                             ----------          -----------
  Operating income (loss)                       351,533            (100,228)
Interest expense                                150,293              74,614
                                             ----------          -----------
  Income (loss) before income taxes             201,240            (174,842)
Income taxes (benefit)                           56,500             (33,163)
                                             ----------          -----------
Net income (loss)                            $  144,740          $ (141,679)
                                             ==========          ===========
Pro Forma Earnings Per Share                         --          $    (0.19)
                                             ==========          ===========
Pro Forma Weighted Average Number of
 Common Shares Outstanding                           --             762,294
                                             ==========          ===========
Earnings per Share                           $     0.08                  --
                                             ==========          ===========
Shares used in computing earnings
 per share                                    2,511,490                  --
                                             ==========          ===========

                                      (4)

                           THE EASTWIND GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                             -------------------------------
                                                1996                1995
                                             ----------         ------------
Cash flows from operating activites:
 Net income (loss)                           $   144,740         $  (141,679)
                                             -----------         -----------
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation                                   70,410              20,699
   Amortization of deferred credit                (6,162)             (6,162)
   Amortization, other                            12,451               4,478
   Deferred income tax provision (benefit)            --             (33,163)
   Non-cash compensation expense                      --              32,500
   (Increase) decrease in assets:
    Accounts receivable                          706,989             609,531
    Inventories                                   65,135             189,047
    Prepaid expenses                             (30,788)             57,532
    Other assets                                      --             (63,738)
   Increase (decrease) in liabilities:
    Accounts payable                             200,526             397,544
    Accrued expenses                             (29,404)            346,161
    Accrued income taxes                          56,100                  --
    Accrued pension and postretirement
     benefits                                      3,750                  --
                                             -----------         -----------
       Net cash provided by operating
        activities                             1,193,747           1,412,750
                                             -----------         -----------
Cash flows from investing activities:
 Purchase of property and equipment                 (254)             (1,072)
 Net payments from related party                  30,024              91,000
 Subordinated note receivable of
  Lavelle Company                               (450,000)                 --
 Purchase of net assets of Polychem,
  net of cash acquired                                --          (3,779,963)
                                             -----------         -----------
       Net cash used in investing
        activities                              (420,230)         (3,690,035)
                                             -----------         -----------
Cash flows from financing activities:
 Net borrowings (repayments) under lines
  of credit                                   (1,388,883)            809,436
 Principal payments on term notes and
  capital leases                                (102,521)            (29,922)
 Proceeds from sales of common stock and
  warrants                                     1,046,000             500,000
 Borrowings on term note                              --           1,952,000
 Deferred financing costs                             --            (206,195)
                                             -----------         -----------
       Net cash provided by (used in)
        financing activities                    (445,404)          3,025,319
                                             -----------         -----------
Net increase in cash and cash equivalents        328,113             748,034
Cash and cash equivalents, beginning
 of period                                       426,377                  --
                                             -----------         -----------
Cash and cash equivalents, end of period     $   754,490         $   748,034
                                             ===========         ===========

                                      (5)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
- -------  ---------------------

            The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995, have been made. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB which was filed for the year ended December 31, 1995.


NOTE 2:   INVENTORIES
- --------  -----------

          Inventories consist of the following:



                               March 31,            December 31,
                                 1996                   1995
                              ----------           -------------
  Raw Materials               $  663,127              $  709,728
  Work in Process                864,107                 619,165
  Finished Goods                 319,600                 583,076
                              ----------              ----------
                              $1,846,834              $1,911,969
                              ==========              ==========


NOTE 3: INVESTMENT IN LAVELLE COMPANY
- ------------------------------------

            In March 1996, the Company invested $450,000 in Lavelle Company ("Lavelle") in the form of a subordinated debenture. The debenture matures in March 2001 and pays quarterly interest at a rate of 20% per year. In connection with its investment, the Company has guaranteed the indebtedness of Lavelle under a $900,000 equipment facility. The Company's debenture is subordinate to the equipment facility indebtedness. In addition, the Company has pledged a $100,000 security interest in favor of the equipment facility lender.

                                      (6)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:   INVESTMENT IN LAVELLE COMPANY (CONTINUED)
- -------   -----------------------------------------


          Lavelle was incorporated to purchase the net assets of Lavelle Aircraft which was liquidated under Chapter 11 of the U.S. Bankruptcy Law. The stock of Lavelle is owned by non-affiliates of the Company. Of the $78,000 receivable due from Lavelle Aircraft at December 31, 1995, $55,000 was repaid by Lavelle Aircraft and the remainder was assumed by Lavelle.

          The $450,000 debenture was recorded as a non-current asset in the March 31, 1996 balance sheet. Because of the Company's guarantee and pledge relating to Lavelle's equipment facility, any loss of Lavelle will be recognized by the Company in its statement of operations and recorded as a reduction in the carrying amount of its investment. To the extent Lavelle's losses exceed the amount of the investment, a liability will be recorded on the Company's balance sheet.

          There were no losses during the period from the date of investment to March 31, 1996.

                                      (7)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: LONG-TERM DEBT
- ----------------------

        Long-term debt consists of the following:


                                              March 31,          December 31,
                                                1996                1995
                                             ----------         --------------
Princeton term note payable to bank,
 secured by all of its assets, due in
 60 monthly installments of $8,333,
 plus interest at prime plus 4.25%
 (12.5% at March 31, 1996)                   $  233,338          $   258,341

Princeton capital lease obligation,
 secured by related equipment, payable
 in 60 monthly installments of $2,397,
 including interest at 16.1%                     78,075               83,569

Polychem term note payable to the
 Budd Company, interest at 8%, principal
 payable in 20 quarterly installments of
 $81,315, beginning March 31, 1998.           1,626,294             1,626,294

Polychem note payable to bank, interest
 at prime plus 2.25% (10.5% at March 31,
 1996) payable in 18 monthly installments
 of $21,155 and 41 monthly installment of
 $29,617 plus interest, beginning
 April 1, 1995 with a final payment
 in March 2000                                1,523,143             1,586,607

Polychem chemical lease obligation,
 secured by related equipment, payable
 in 60 monthly installments of $2,480,
 including interest at 10.65%                   146,341                    --

Eastwind loan payable to Cooke Publishing        25,000                25,000

Other capital lease obligations                  91,292               100,068
                                             ----------            ----------
                                              3,723,483             3,679,879
Less current portion                           (513,608)             (458,294)
                                             ----------            ----------
                                             $3,209,875            $3,221,585
                                             ==========            ==========

                                      (8)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  LONG-TERM DEBT (CONTINUED)
- -------  --------------------------


          Princeton has a $1,000,000 demand line of credit with a bank through June 30, 1996, subject to renewal. Borrowings under the line of credit bear interest at prime plus 4.25% (12.5% at March 31, 1996) and are limited to 80% of eligible accounts receivable plus the lesser of 50% of paper stock inventory or $350,000. Outstanding borrowings were $316,398 and $411,349 at March 31, 1996 and December 31, 1995,
          respectively. The line is collateralized by substantially all of Princeton's assets and the personal guarantees of three of the Company's shareholders. An annual commitment fee of $15,000 is required under the line and the financing arrangement places restrictions on payment of dividends, capital expenditures, sale of assets and change in ownership, among other terms. The arrangement also includes a material adverse change clause that can be invoked at the sole discretion of the bank.

          Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. Borrowings under the revolver bear interest at prime plus 1.75% (10.0% at March 31, 1996) and are limited to 75% of eligible accounts receivable plus the lesser of 55% of eligible inventory or $1,000,000 minus 55% of then-undrawn amounts of outstanding letters of credit for inventory purchases. Outstanding borrowings were $429,815 and $1,723,747 at March 31, 1996 and December 31, 1995, respectively. The line is collateralized by substantially all of Polychem's assets, a mortgage on the land and building and a $2,500,000 limited guarantee by the Company. In addition, the financing agreement requires that Polychem maintain adjusted working capital of at least $2,200,000 and maximum adjusted net deficit of $500,000, and places restrictions on the payment of dividends to the Company and investment in, loans or advances directly to any other subsidiary and other expenditures, among other items. Polychem was in compliance with these covenants as of March 31, 1996.



                                      (9)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  LONG-TERM DEBT (CONTINUED)
- -------  --------------------------

           Future maturities of long-term debt at March 31, 1996 are as follows:

          March 31, 1997   $  513,608

          March 31, 1998      636,079

          March 31, 1999      789,323

          March 31, 2000      710,428

          March 31, 2001      504,846

          Thereafter          569,198
                           ----------
                           $3,723,483
                           ==========




NOTE 5:   ACQUISITION OF POLYCHEM
- -------   -----------------------

          On March 10, 1995, the Company acquired, through a newly established wholly owned subsidiary, the net assets of the Polychem Division of the Budd Company for approximately $6,448,000, including the seller notes of approximately $2,376,000. The acquisition has been accounted for using the purchase method of accounting. The fair market value of the net assets acquired was recorded based on the carrying value for monetary net assets, with the remaining portion of the purchase price allocated to property, plant, and equipment. Polychem's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

          The following unaudited pro forma information is presented for the acquisition of Polychem as if the acquisition had occurred on January 1, 1995. The operating results for the period March 11, 1995 to March 31, 1995 are included in the Company's historical consolidated statement

                                      (10)

                           THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  PROFORMA INFORMATION AS IF POLYCHEM ACQUISITION OCCURRED JANUARY 1,
- -------  -------------------------------------------------------------------
1994
- ----

          of operations for the three months ended March 31, 1995. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.



                                               Three months ended
                                                 March 31, 1995
                                               -------------------

          Total Revenues                               $4,382,000
                                                       ==========
          Net loss                                     $ (149,000)
                                                       ==========
          Proforma loss per share                      $     (.20)
                                                       ==========
          Shares used in computing proforma
           net loss per share                             762,294
                                                       ==========



NOTE 6:   EARNINGS (LOSS) PER SHARE
- -------   -------------------------

          For the three months ended March 31, 1996, the Company's total outstanding common stock options and warrants exceed 20% of the total outstanding common stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax.

                                      (11)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   EARNINGS (LOSS) PER SHARE  (CONTINUED)
- -------   --------------------------------------

          Details of the calculation of earnings per share for the three months ended March 31, 1996 are as follows:


        Weighted average number of shares outstanding      1,618,140
        Assumed exercise of options and warrants           1,230,000
        Less assumed repurchase of stock                    (336,650)
                                                          ----------
        Shares used in computing earnings per
          share                                            2,511,490
                                                          ==========

        Net income for the three months ended
          March 31, 1996                                  $  144,740
        Adjustment to net income for assumed reduction
          in interest expense, net of tax                     51,471
                                                          ----------

        Adjusted net income for computation
          of earnings per share                           $  196,211
                                                          ==========

        Earnings per share                                      $.08
                                                          ==========


          Earnings (loss) per share for the three months ended March 31, 1995 is calculated by dividing the period loss by the proforma weighted average number of shares outstanding for the period.



NOTE 7:   CONCENTRATION OF CREDIT RISK
- -------   ----------------------------

            One customer accounted for 15% and 40% of net sales for the three months ended March 31, 1996 and 1995, respectively. The Company had receivables from this customer of approximately $271,000 and $389,000 at March 31, 1996 and December 31, 1995, respectively. The loss of this customer would have a material adverse effect on Princeton and the Company.

NOTE 8:   SUPPLEMENTAL COST FLOW DISCLOSURE
- -------   ---------------------------------

            In March 1996, Polychem entered into a capital lease for $146,125 of equipment.

                                      (12)

                           THE EASTWIND GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- ------------------------------------------

OVERVIEW
- --------

The Company generated net income of $145,000 during the three months ended March 31, 1996, compared to a loss of $142,000 for the same period of the prior year. The income for the quarter ended March 31, 1996 is a result of Polychem's profitability more than offsetting the losses of Princeton during that period. As Polychem was acquired by the Company effective March 10, 1995, its results of operations during the three months ended March 31, 1995 showed a virtual breakeven during that period.

REVENUES
- --------

Revenues for the three months ended March 31, 1996 of $4,967,000 represents an increase of $3,053,000 versus the same period of the prior year. The increase is all attributable to Polychem, as Princeton's revenues were slightly down during the quarter versus the same period of the prior year. Historically, Princeton's revenues during the first quarter of the calendar year are lower than other quarters due to the nature of the book publishing marketplace served by Princeton. Princeton revenues showed substantial increase in April 1996 versus each of the preceding three months.

COST OF SALES
- -------------

Cost of sales for the three months ended March 31, 1996 totalled $3,689,000, or 74% of net sales, compared to the same period of the prior year of $1,673,000, or 87% of net sales, an improvement of 13%. Polychem's cost of sales for the period ended March 31, 1996 was $2,581,000 or 69% of net sales. Polychem's improvement in gross profit percentage by 9 percentage points during the three months ended March 31, 1996, versus the same period of the prior year, is attributable to streamlined production methods and a favorable mix in manufactured products versus products for resale purchased from outside vendors. Princeton's cost of sales for the three months ended March 31, 1996 was 92%, approximately the same percentage as in the comparable period of the prior year. The relatively high cost of sales percentage at Princeton is due to fixed costs of manufacturing being allocated over slightly lesser volume in the three months ended March 31, 1996 versus the comparable period of the prior year.

                                      (13)

                            THE EASTWIND GROUP, INC.

- ---------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses for the three months ended March 31, 1996 were $927,000 or 19% of net sales, compared to the same period of the prior year of $341,000 or 18% of net sales. The increase in selling, general and administrative expenses for the quarter was principally due to Polychem ($401,000), corporate overhead relating to the holding company ($212,000) off-set by a reduction in selling, general and administrative expenses at Princeton of $31,000. Polychem's selling, general and administrative expenses as a percentage of net sales for the quarter ended March 31, 1996 were 13%, a reduction of 3 percentage points from the same period of the prior year and the percentage which was experienced during 1995. Management believes that the percentage of selling, general and administrative expenses to net sales will decrease as fixed costs are spread over higher net sales for both Polychem and Princeton.

INTEREST EXPENSE
- ----------------

Interest expense for the three months ended March 31, 1996 was $150,000, or 3.0% of net sales, versus $76,000, or 3.9% of net sales, for the same period of the prior year. Interest expense as a percentage of net sales was lower during the quarter ended March 31, 1996 due to the influx of additional capital and continuing efforts by management to more effectively manage accounts receivable and inventories, resulting in lower utilization of available lines of credit. Polychem's interest expense for the quarter ended March 31, 1996 was $117,000, or 3.1% of net sales, while Princeton's interest expense during this quarter was $30,000 or 2.5% of net sales.

                                      (14)

                           THE EASTWIND GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and equipment leases. Net cash provided by operating activities during the three months ended March 31, 1996 was $1,194,000, as compared to cash provided by operating activities of $1,413,000 for the same period of the prior year. The principal components of cash flows provided by operating activities during the three months ended March 31, 1996 were net income of $145,000, depreciation and amortization of $77,000, accounts receivable ($707,000), and inventories ($65,000), an increase in accounts payable ($201,000) and accrued income taxes ($56,000); offset by an increase in prepaid expenses ($31,000) and accrued income taxes and pension retirement benefits ($60,000).

During the three months ended March 31, 1995, the net loss for the period of $142,000 was offset by depreciation and amortization of $19,000, non-cash compensation expense ($33,000), decreases in accounts receivable ($610,000), inventory ($189,000), prepaid expenses ($58,000), increases in accounts payable ($398,000) and accrued expenses ($346,000); all of which was offset by an increase in other assets ($64,000) and a deferred tax benefit ($33,000).

The cash flows from operating activities during the three months ended March 31, 1995, was principally attributable to a decrease in inventories and increases in accounts payable and accrued expenses at Polychem from the date of acquisition. However, the Company has continued to focus on the management of accounts receivable and inventories, resulting in lower levels of line of credit utilization and a resultant lower interest cost. In addition, the Company continues to utilize increases in accounts payable in order to take advantage of trade credit available as opposed to increasing borrowings under its revolving credit facilities.

Net cash used in investing activities for the three months ended March 31, 1996 was $420,000 as compared to cash used in the three months ended March 31, 1995 of $3,690,000. During the three months ended March 31, 1996, the Company made an investment in the form of a subordinated debenture in Lavelle Company in the amount of $450,000. During the three months ended March 31, 1995, cash used in investing activities relating to the purchase of net assets of Polychem ($3,780,000) and purchases of property and equipment ($1,000), whichwere offset by net payments from a related party ($91,000).

Net cash used in financing activities for the three months ended March 31, 1996 was $445,000, compared to cash provided during the same period of the prior year of $3,025,000. The principal components of cash used in financing activities during the 1996 period included repayments under lines of credit ($1,389,000), principal payments on term notes and capital eases ($103,000);

                                      (15)

                            THE EASTWIND GROUP, INC.

- -------------------------------------------

offset by proceeds from the exercise of warrants ($1,046,000). During the three months ended March 31, 1995, cash flows from financing activities included borrowings on term notes ($1,952,000), net borrowings under lines of credit ($809,000), proceeds from sale of common stock ($500,000) offset by principal repayments on term notes and capital leases ($30,000) and deferred financing costs ($206,000).

As of March 31, 1996 and December 31, 1995, working capital was $2,895,000 and $2,978,000, respectively. While actual working capital decreased by $83,000, the working capital ratio increased from 1.6 to 1.8. The Company's focus on managing its principal assets of accounts receivable and inventories has resulted in stronger liquidity at March 31, 1996 versus December 31, 1995.

The Company has no significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1996.

The $9,000,000 credit facility at Polychem includes a term loan with an outstanding balance of $1,523,000 at March 31, 1996, leaving an aggregate availability of $7,477,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of March 31, 1996, availability under the line of credit, based upon available eligible collateral assets, was $1,710,000, and outstanding borrowings were $430,000.

As of March 31, 1996, Princeton's line of credit balance outstanding was $316,000 against the total available credit facility of $1,000,000.

As of March 31, 1996, the Company had outstanding Class C, D, and A-1 Company stock purchase warrants, which were offered in March 1995 to create a reserve to be used by the Company in raising funds for additional potential business opportunities and acquisitions. During the three months ended March 31, 1996, 75,000 Class A-1 warrants were exercised, generating $300,000 of net capital to the Company. The outstanding warrants as of March 31, 1996, if fully exercised, would generate $3,775,000 of net capital to the Company.

The Company has reached agreements with two separate investors who intend to make investments in the Company as follows:

     Purchase of $1,000,000 of the Company's Preferred Stock, which will initially have a dividend rate of 9%. In addition, the investor

                                      (16)

                            THE EASTWIND GROUP, INC.

- -------------------------------------------



     will purchase 220,000 warrants at a purchase price of $220. The warrants will be exercisable at $6.00 per share for a seven year period. This transaction is expected to close by May 15, 1996.

     Purchase of a five-year, $500,000 Subordinated Note payable of the Company which will bear interest at 12%. The note will be repaid by December 31, 2000. The investment will be funded $250,000 at closing (anticipated to be by May 15, 1996) and $250,000 within six months of closing. In addition, the investor receives a Warrant to purchase 80,000 shares of the Company's Common Stock at $6.00 per share for a seven-year period.


The Company believes that its current cash and available resources, cash generated from operations, and the availability under its lines of credit will be sufficient to fund the Company's operations and expected capital expenditures for the twelve months from March 31, 1996.

The Company intends to aggressively pursue potential acquisitions. The Company will require additional capital to fund its expansion plans, which may be in the form of private placements or public offerings of debt, equity or convertible securities.

                                      (17)

                           THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS
- -------   -----------------

none


ITEM 2:   CHANGE IN SECURITIES
- -------   --------------------

none


ITEM 3:   DEFAULTS ON SENIOR SECURITIES
- -------   -----------------------------

none


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

none


ITEM 5:   OTHER INFORMATION
- -------   -----------------

none
- ----


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K
- -------   -------------------------------

(a)  Exhibits

     none

(b)  Reports on Form 8-K

     none

                                      (18)

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1996



                              THE EASTWIND GROUP, INC.
                              (Registrant)


                              /s/ Paul A. DeJuliis
                              ________________________________
                              Paul A. DeJuliis
                              Chairman and CEO


                              /s/ William B. Miller
                              _________________________________
                              William B. Miller
                              Senior Vice President and CFO
                              (Principal financial and accounting officer)

                                      (19)