Form 10QSB
period 1996-06-30
EASTWIND GROUP INC
filed 1996-08-13
CIK 867408

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                 FORM  10-QSB

  (Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1996
                                 --------------------

                                      OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from  ____________ to ____________

  Commission File Number:  0-27638
                          -----------

                           The Eastwind Group, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                          23-2732753
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         identification No.)

    100 Four Falls Corporate Center, Suite 305, West Conshohocken, PA 19428
- --------------------------------------------------------------------------------
(Address of principal executive offices)

                                 (610) 828-6860
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                 Not applicable
- --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                   No
               ------                    ------
            Yes   X                   No
               ------                    ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                        2,138,250 shares
- --------------------------------               ---------------------------------
      (Class)                                  (Outstanding at July 29, 1996)

Transitional Small Business Disclosure format (check one)

            Yes                       No   X
               ------                   ------

                            THE EASTWIND GROUP, INC.
                         PART I - FINANCIAL INFORMATION


  Item 1 - Financial Statements
  -----------------------------

  The following financial information sets forth the operations of The Eastwind Group, Inc. ("The Company") for the three and six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

  In the opinion of management, the following unaudited balance sheets and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

                                                           Page Number
                                                           -----------

  Item 1. - Financial Statements
  ------------------------------
  Index to Financial Statements                                     2

  Consolidated Balance Sheets as of
       June 30, 1996 and December 31, 1995                          3

  Consolidated Statements of Operations for the Three Months and
       Six Months ended June 30, 1996 and 1995                      4

  Consolidated Statements of Cash Flows for the
       Six Months ended June 30, 1996 and 1995                      5

  Notes to Consolidated Financial Statements                        6


  Item 2 - Management's Discussion and Analysis of
  ------------------------------------------------
           Results of Operations and Financial Condition
           ---------------------------------------------

  Results of Operations for the Three Months and Six Months
       ended June 30, 1996 and 1995                                13

  Liquidity and Capital Resources                                  17

                                      (2)

                           The Eastwind Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                      June 30,     December 31
                             ASSETS                     1996          1995
Current assets:                                      ----------    -----------
 Cash and cash equivalents                          $ 3,064,658   $    426,377
 Subscriptions receivable                               900,000        746,000
 Accounts receivable, net                             4,124,913      4,486,822
 Due from related party                                 123,708         78,000
 Inventories                                          2,003,655      1,911,969
 Prepaid expenses                                       160,156         63,912
                                                     ----------    -----------
    Total current assets                             10,377,090      7,713,079
                                                     ----------    -----------
Property, plant and equipment, net                    1,891,605      1,612,817
                                                     ----------    -----------
Other Assets:
 Investment in preferred stock                          250,000         -
 Subordinated note receivable                           450,000         -
 Deferred income taxes                                  128,312        128,312
 Other assets                                           402,215        492,878
 Goodwill, net                                          165,000        169,400
                                                     ----------    -----------
    Total other assets                                1,395,527        790,590
                                                     ----------    -----------
                                                    $13,664,222   $ 10,116,486
                                                     ==========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit                                    $ 1,019,211   $  2,135,096
 Currrent portion of long-term debt                     603,734        458,294
 Accounts payable                                     1,611,344      1,571,010
 Accrued expenses                                       467,439        397,188
 Accrued income taxes                                    68,123         27,223
 Deferred income taxes                                  146,494        146,494
                                                     ----------    -----------
    Total current liabilities                         3,916,345      4,735,305
                                                     ----------    -----------
Long-term debt                                        3,282,975      3,221,585
                                                     ----------    -----------
Subordinated note payable                               289,600         -
                                                     ----------    -----------
Accrued pension and postretirement benefits             209,510        200,510
                                                     ----------    -----------
Deferred credit, net                                    172,549        184,874
                                                     ----------    -----------
Stockholders' equity:
 Preferred stock, $.10 par value,
  3,000,000 shares authorized; 1,000 issued
  and outstanding at June 30, 1996; none issued
  and outstanding at December 31, 1995                      100         -
 Common stock, $.10 par value, 5,000,000 shares
  authorized, 2,138,250 and 1,608,250 issued
  and outstanding June 30, 1996 and
  December 31, 1995, respectively                       213,825        160,825
 Warrants outstanding                                 1,455,097        158,586
 Additional paid-in capital                           4,173,906      1,818,215
 Accumulated deficit                                    (49,685)      (363,414)
                                                     ----------    -----------
    Total stockholders' equity                        5,793,243      1,774,212
                                                     ----------    -----------
                                                    $13,664,222   $ 10,116,486
                                                     ==========    ===========

                                      (3)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                   1996          1995          1996          1995
                                                ----------    ----------    ----------    ----------
Net sales                                      $ 4,726,480   $ 4,303,268   $ 9,693,462   $ 6,216,788

Cost of goods sold                               3,463,274     3,360,063      7,152,027     5,032,890
                                                ----------    ----------    -----------    ----------
   Gross profit                                  1,263,206       943,205      2,541,435     1,183,898

Selling, general and administrative expenses       908,796       809,890      1,835,492     1,150,811
                                                ----------    ----------    -----------    ----------
   Operating income                                354,410       133,315        705,943        33,087

Interest expense                                   144,665       163,690        294,958       238,304
                                                ----------    ----------    -----------    ----------
   Income (loss) before income taxes               209,745       (30,375)       410,985      (205,217)

Income taxes (benefit)                              27,900        16,251         84,400       (16,912)
                                                ----------    ----------    -----------    ----------
   Net income (loss)                           $   181,845   $   (46,626)  $    326,585   $  (188,305)
                                                 ==========   ==========    ============   ===========


Pro forma loss per share                                  -   $     (0.05)             -  $      (0.22)
                                                 ==========    ==========   ============   ===========
Pro forma weighted average number of
 common shares outstanding                                -       985,750              -       874,638
                                                 ==========    ==========   ============   ===========

Earnings (loss) per share                       $      0.09             -  $        0.16             -
                                                 ==========    ==========   ============   ===========

Shares used in computing earnings per share       2,897,633                    2,806,562
                                                 ==========    ==========   ============   ===========

                                      (4)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      1996          1995
                                                   ----------    -----------
Cash flows from operating activities:
 Net income (loss)                                $   326,585   $   (188,305)
 Adjustments to net income (loss)to net cash
  provided by operating activities:
 Depreciation                                         151,688         78,498
 Amortization of deferred credit                      (11,825)       (12,325)
 Amortization, other                                   24,401         42,120
 Deferred income tax provision                         -             (33,163)
 Noncash compensation expense                          -              32,500
 (Increase) decrease in assets:
  Accounts receivable                                 398,162        496,709
  Inventories                                         (91,686)       524,234
  Prepaid expenses                                    (57,436)        80,298
  Other assets                                        (11,800)       (12,263)
 Increase (decrease) in liabilities:
  Accounts payable                                     52,090        269,863
  Accrued expenses                                     19,684         57,739
  Accrued income taxes                                 40,900         -
  Accrued pension and postretirement benefits           9,000         -
                                                   ----------    -----------
   Net cash provided by operating activiies           849,763      1,335,905
                                                   ----------    -----------
Cash flows from investing activities:
 Purchase of property and equipment                    (6,302)       (30,025)
 Net payments from related party                       -              25,400
 Purchase of preferred stock                         (250,000)        -
 Purchase of subordinated note receivable            (450,000)        -
 Purchase of net assets of Polychem, net of
  cash acquired                                        -          (3,779,963)
                                                   ----------    -----------
   Net cash used in investing activities             (706,302)    (3,784,588)
                                                   ----------    -----------
Cash flows from financing activities:
 Net borrowings (repayments) under lines
  of credit                                        (1,115,885)       798,328
 Borrowings on term notes                                   0      1,952,000
 Principal payments on term notes and
  capital leases                                     (217,341)      (571,970)
 Proceeds from sales of common stock and warrants     474,381        500,000
 Proceeds from exercise of warrants                 1,321,000         -
 Proceeds from sale of preferred stock, net
  of warrants                                         459,411         -
 Issuance of warrants, net of exercises             1,296,511         -
 Proceeds from subordinated debenture                 289,600         -
 Deferred financing costs                              -            (206,195)
 Preferred stock dividends                            (12,857)        -
 Registration costs                                    -              (7,500)
                                                   ----------    -----------
   Net cash provided by financing activities        2,494,820      2,464,663
                                                   ----------    -----------
Net increase in cash and cash equivalents           2,638,281         15,980

Cash and cash equivalents , beginning of period       426,377         -
                                                   ----------    -----------
Cash and cash equivalents , end of period         $ 3,064,658   $     15,980
                                                   ==========    ===========

                                      (5)

                           THE EASTWING GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Note 1:  Basis of Presentation
  -------  ---------------------

           The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at June 30, 1996 and December 31, 1995, and the results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and June 30, 1995, have been made. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB which was filed for the year ended December 31, 1995.

Note 2:    Inventories
- -------    -----------

           Inventories consist of the following:

                                     June 30,          December 31,
                                       1996                1995
                                   ------------        ------------
           Raw Materials           $   893,243          $   709,728
           Work in Process             696,142              619,165
           Finished Goods              414,270              583,076
                                   -----------         ------------

                                   $ 2,003,655          $ 1,911,969
                                   ===========         ============

Note 3:    Property, Plant and Equipment
- -------    -----------------------------

                                     June 30,          December 31,
                                       1996                1995
                                   ------------        ------------
Land                                $   56,221           $   56,221
Buildings                              963,180              963,180
Machinery and equipment              1,240,975              810,851
                                   ------------        ------------
                                     2,260,376            1,830,252
Less-Accumulated depreciation         (368,771)            (217,435)
                                   ------------        ------------
                                    $1,891,605           $1,612,817
                                   ============        ============

           Machinery and equipment includes $512,105 and $212,878 of production equipment under capital leases at June 30, 1996 and December 31, 1995, respectively. Accumulated depreciation on such equipment was $34,072 and $31,633 at June 30, 1996 and December 31, 1995,
           respectively.

                                      (6)

Note 4:    Investment in Lavelle Company
- -------    -----------------------------

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

           The $450,000 debenture is recorded as a non-current asset in the June 30, 1996 balance sheet. Because of the Company's guarantee and pledge relating to Lavelle's equipment facility, any loss of Lavelle will be recognized by the Company in its statement of operations and recorded as a reduction in the carrying amount of its investment. To the extent Lavelle's losses exceed the amount of the investment, a liability will be recorded on the Company's balance sheet.

           There were no losses during the period from the date of investment through June 30, 1996.

Note 5:    Investment in Preferred Stock
- -------    -----------------------------

           On May 24, 1996, the Company purchased convertible preferred stock in Wickersham Printing Company, Inc. ("Wickersham") for $250,000. The preferred stock has a minimum dividend rate of 6% and participates in the earnings, if any, of Wickersham at the rate of 80% of such earnings. Through June 30, 1996, Wickersham experienced minimal losses, therefore there was no impact on the Company's operations. The preferred stock has a liquidation preference equal, in the aggregate, to $250,000 plus accrued and unpaid dividends thereon, and is convertible, in the aggregate, into 80% of the outstanding Common Stock of Wickersham, dependent upon its achievement of certain earnings requirements.

           Wickersham is a privately-owned printing and book manufacturer located in Lancaster, Pennsylvania. Its two production facilities manufacture books via conventional offset printing and through the latest technology -- "on demand" printing. This dual capacity allows Wickersham to produce books efficiently in quantities ranging from one to 20,000.

                                      (7)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6:    Long-term Debt
- -------    --------------

           Long-term debt consists of the following:

                                             June 30,            December 31,
                                              1996                  1995
                                          ------------           ------------
  Princeton term note payable to
   bank, secured by all of its
   assets, due in 60 monthly
   installments of $8,333, plus
   interest at prime plus 4.25%
   (12.5% at June 30, 1996).               $  208,338             $  258,341

  Princeton capital lease obligation,
   secured by related equipment,
   payable in 60 monthly
   installments of $2,397, including
   interest at 16.1%.                          73,735                 83,569

  Princeton capital lease obligation,
   secured by related equipment,
   payable in 48 monthly
   installments of $6,403, including
   interest at 8.57%                          250,313                  -

  Polychem term note payable to the
   Budd Company, interest at 8%,
   principal payable in 20 quarterly
   installments of $81,315,
   beginning March 31, 1998.                1,626,294              1,626,294

  Polychem note payable to bank,
   interest at prime plus 2.25% (10.5%
   at June 30, 1996) payable in 18
   monthly installments of $21,155
   and 41 monthly installments of
   $29,617 plus interest, beginning
   April 1, 1995 with a final payment
   in March 2001.                           1,459,679              1,586,607

  Polychem capital lease obligation,
   secured by related equipment,
   payable in 60 monthly
   installments of $2,480, including
   interest at 10.65%.                        142,032                  -

  Eastwind loan payable to Cooke
   Publishing.                                 25,000                 25,000

  Other capital lease obligations.            101,318                100,068
                                          ------------           ------------
                                            3,886,709              3,679,879
                                             (603,734)              (458,294)
                                          ------------           ------------
  Less-Current portion.                    $3,282,975             $3,221,585
                                          ============           ============

                                      (8)

                           THE EASTWIND GROUP, INC.
                    NOTES CONSOLIDATED FINANCIAL STATEMENTS


Note 6:    Long-term Debt (continued)
- -------    --------------------------

           Princeton has a $1,000,000 demand line of credit with a bank through July 31, 1997, subject to renewal. Borrowings under the line of credit bear interest at prime plus 4.25% (12.5% at June 30, 1996) and are limited to 80% of eligible accounts receivable plus the lesser of 50% of paper stock inventory or $350,000. Outstanding borrowings were $240,850 and $411,349 at June 30, 1996 and December 31, 1995,
           respectively. The line is collateralized by substantially all of Princeton's assets and the personal guarantees of three of the Company's shareholders. An annual commitment fee of $15,000 is required under the line and the financing arrangement places restrictions on payment of dividends, capital expenditures, sale of assets and change in ownership, among other terms. The arrangement also includes a material adverse change clause that can be invoked at the sole discretion of the bank.

           Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. Borrowings under the revolver bear interest at prime plus 1.75% (10.0% at June 30, 1996) and are limited to 75% of eligible accounts receivable plus the lesser of 55% of eligible inventory or $1,000,000 minus 55% of then-undrawn amounts of outstanding letters of credit for inventory purchases. Outstanding borrowings were $774,361 and $1,723,747 at June 30, 1996 and December 31, 1995, respectively. The line is collateralized by substantially all of Polychem's assets, a mortgage on the land and building and a $2,500,000 limited guarantee by the Company. In addition, the financing agreement requires that Polychem maintain adjusted working capital of at least $2,200,000 and maximum adjusted net deficit of $500,000, and places restrictions on the payment of dividends to the Company and investment in, loans or advances directly to any other subsidiary and other expenditures, among other items. Polychem was in compliance with these covenants as of June 30, 1996.

           Future maturities of long-term debt at June 30, 1996 are as follows:

            June 30, 1997                $  603,734
            June 30, 1998                   773,141
            June 30, 1999                   820,197
            June 30, 2000                   851,003
            June 30, 2001                   350,751
            Thereafter                      487,883
                                        -----------
                                         $3,886,709
                                        ===========

                                      (9)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7:    Subordinated Debenture Payable
- -------    ------------------------------

           In June 1996, the Company sold to an investor a five-year, $500,000 subordinated debenture which bears interest at 12%. The debenture is payable in three equal installments due June 30, 1999, 2000, and 2001. The Company can repay the debenture in whole or in part at any time. In addition, the investor received a warrant to purchase 80,000 shares of the Company's Common Stock at $6.00 per share exercisable for a seven year period. The warrant was valued at $210,400 for financial purposes and was recorded as a debt discount to be amortized over the term of the debenture. The effective interest rate of the subordinated debenture is 14.8%.

Note 8:    Equity Transactions
- -------    -------------------

           In May 1996, the Company issued 1,000 shares of its newly designated Series A Preferred Stock (the "Series A Preferred Stock") to an investor for gross proceeds of $1,000,000. The Series A Preferred Stock has a stated value of $1,000 per share and pays quarterly dividends at the rate of 9% per year until May 9, 1999, 15% per year thereafter until May 9, 2002, and 18% per year thereafter. The Company may redeem the Series A Preferred Stock at any time on thirty day's prior notice at the stated value per share plus accrued and unpaid dividends thereon to the date of redemption. The holders of the Series A Preferred Stock are entitled to payment of the stated value plus accrued and unpaid dividends thereon, prior to payment in respect of any class of capital stock of the Company, in the event of a liquidation or dissolution of the Company. The Series A Preferred Stock is not entitled to any voting rights. In connection with the issuance of the Series A Preferred Stock, the Company issued 220,000 Common Stock Purchase Warrants which are exercisable to purchase one share of the Company's Common Stock at $6.00 per share until they expire on May 10, 2003. The warrants were valued at $500,000 for financial reporting purposes and have been deducted from the gross proceeds received from the preferred stock sale and recorded as warrants outstanding.

           In June 1996, the Company sold to an investor 200,000 Common Stock Units (the "Units"), with each Unit consisting of one (1) share of Common Stock and one-and-one-quarter (1 1/4) Common Stock Purchase Warrants, for $1,200,000. Each warrant is exercisable at $6.00 per share for a three year period commencing on December 14, 1996. At June 30, 1996, 50,000 were issued and the remaining 150,000 Units will be issued on the effective date of the Company's most recent registration statement, which was July 25, 1996.

                                      (10)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9:    Acquisition of Polychem
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

           The following unaudited pro forma information is presented for the acquisition of Polychem as if the acquisition had occurred on January 1, 1995. The operating results for the period March 11, 1995 to June 30, 1995 are included in the Company's historical consolidated statement of operations for the six months ended June 30, 1995. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                                 Six months ended
                                                   June 30, 1995
                                                 ----------------
           Total Revenues                        $  8,685,000
                                                 ================
           Net loss                              $   (181,000)
                                                 ================
           Proforma loss per share               $       (.18)
                                                 ================
           Shares used in computing proforma
            net loss per share                        985,750
                                                 ================

Note 10:   Earnings (Loss) Per Share
- --------   -------------------------

           For the three months and six months ended June 30, 1996, the Company's total outstanding Common Stock options and warrants exceeded 20% of the total outstanding Common Stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding Common Stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax.

                                      (11)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10:   Earnings (Loss) Per Share  (continued)
- --------   --------------------------------------

           Details of the calculation of earnings per share for the three months and six months ended June 30, 1996 are as follows:

                                                  Three months     Six months
                                                     ended           ended
                                                 June 30, 1996   June 30, 1996
                                                 -------------   -------------
           Weighted average number of
            shares outstanding                   1,800,283        1,709,212
           Assumed exercise of options
            and warrants                         1,525,000        1,525,000
           Less assumed repurchase of stock       (427,650)        (427,650)
                                                 -------------   -------------
           Shares used in computing earnings
            per share                            2,897,633        2,806,562
                                                 =============    ============
           Net income for the period             $ 181,845        $ 326,585
           Preferred stock dividends               (12,857)         (12,857)
           Adjustment to net income for
            assumed reduction in interest
            expense, net of tax                     80,063          131,534
                                                 -------------   -------------
           Adjusted net income for computation
            of earnings per share                $ 249,051        $ 445,262
                                                 =============    ============
           Earnings per share                    $     .09        $     .16
                                                 =============    ============

           Earnings (loss) per share for the three months and six months ended June 30, 1995 are calculated by dividing the period loss by the proforma weighted average number of shares outstanding for the period.

Note 11:   Concentration of Credit Risk
- --------   ----------------------------

           One customer accounted for 15% and 23% of net sales for the six months ended June 30, 1996 and 1995, respectively. The Company had receivables from this customer of approximately $133,000 and $389,000 at June 30, 1996 and December 31, 1995, respectively. The loss of this customer would have a material adverse effect on Princeton and the Company.

Note 12:   Supplemental Cash Flow Disclosure
- --------   ---------------------------------
           During the six months ended June 30, 1996, Polychem and Princeton entered into capital leases for $146,125 and $254,896 of equipment, respectively.

                                      (12)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2 - Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------

Overview
- --------

The Company generated net income of $182,000 during the three months ended June 30, 1996, compared to a loss of $47,000 for the same period of the prior year. The income for the quarter ended June 30, 1996 is a result of Polychem's profitability more than offsetting the losses of Princeton during that period.

Revenues
- --------

Revenues for the three months ended June 30, 1996 of $4,726,000 represents an increase of $423,000 versus the same period of the prior year. The increase is all attributable to Polychem, as Princeton's revenues were slightly down during the quarter versus the same period of the prior year.

Cost of Sales
- -------------

Cost of sales for the three months ended June 30, 1996 totalled $3,463,000, or 73% of net sales, compared to the same period of the prior year of $3,360,000, or 78% of net sales, an improvement of 5 percentage points. Polychem's cost of sales for the three month period ended June 30, 1996 was $2,280,000 or 67% of net sales. Polychem's improvement in gross profit percentage by 6 percentage points during the three months ended June 30, 1996, versus the same period of the prior year, is attributable to streamlined production methods and a favorable mix in manufactured products versus products for resale purchased from outside vendors. Princeton's cost of sales for the three months ended June 30, 1996 was $1,183,000 or 91% of net sales, approximately the same percentage as in the comparable period of the prior year.

                                      (13)

                           THE EASTWIND GROUP, INC.

- ---------------------------------

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses for the three months ended June 30, 1996 were $909,000 or 19% of net sales, compared to the same period of the prior year of $810,000, representing the same percentage relationship to net sales. The increase in selling, general and administrative expenses for the quarter was principally due to increases at Polychem ($77,000) and in corporate overhead relating to the holding company ($43,000), which were partially off-set by a reduction in selling, general and administrative expenses at Princeton of $21,000. Polychem's selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 1996 were 16%, identical to the same period of the prior year. Management believes that the percentage of selling, general and administrative expenses to net sales in the future will decrease as fixed costs are spread over higher net sales for both Polychem and Princeton.

Interest Expense
- ----------------

Interest expense for the three months ended June 30, 1996 was $145,000, or 3.1% of net sales, versus $164,000, or 3.9% of net sales, for the same period of the prior year. Interest expense as a percentage of net sales was lower during the quarter ended June 30, 1996 due to the influx of additional capital and continuing efforts by management to more effectively manage accounts receivable and inventories, resulting in lower utilization of available lines of credit. Polychem's interest expense for the quarter ended June 30, 1996 was $109,000, or 3.2% of net sales, while Princeton's interest expense during this quarter was $31,000 or 2.3% of net sales.

                                      (14)

                            THE EASTWIND GROUP, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS
- ---------------------

SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- ---------------------------------------

Overview
- --------

The Company generated net income of $327,000 during the six months ended June 30, 1996, compared to a loss of $188,000 for the same period of the prior year. The income for the six month period ended June 30, 1996 is a result of Polychem's profitability being significantly in excess of corporate overhead and Princeton's losses which were slightly less than those of the same period of the prior year.

Revenues
- --------

Revenues for the six months ended June 30, 1996 of $9,693,000 represents an increase of $3,476,000 versus the same period of the prior year. The increase is wholly attributable to Polychem, which is included for the entire six months in 1996, but only from the time of acquisition (March 10, 1995) through June 30, 1995. Princeton's revenues for the six months ended June 30, 1996 were $166,000 less than the comparable period of the prior year.

Cost of Sales
- -------------

Cost of sales for the six months ended June 30, 1996 totalled $7,152,000, or 74% of net sales, compared to $5,033,000 for the same period of the prior year, or 81% of net sales, an improvement of 7 percentage points. Polychem's cost of sales for the six month period ended June 30, 1996 was $4,860,000 or 68% of net sales, an improvement of 6 percentage points over the same period of the prior year. Polychem's improvement in gross profit is attributable to both streamlined production methods and a very favorable mix in manufactured products versus products for resale purchased from outside vendors. Princeton's cost of sales for the six months ended June 30, 1996 was $2,292,000 or 90%, an identical percentage to that experienced in the comparable period of the prior year.

                                      (15)

                            THE EASTWIND GROUP, INC.

- ---------------------------------

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses for the six months ended June 30, 1996 were $1,835,000 or 19% of net sales, compared to $1,151,000 for the same period of the prior year, or 19% of net sales. The increase in selling, general and administrative expenses for the six months ended June 30, 1996 versus the same period of the prior year is principally attributable to Polychem being included for the entire six month period in 1996 versus from the date of acquisition (March 10, 1995) through June 30, 1995. Princeton's selling, general and administrative expenses of $290,000 for the six months ended June 30, 1996 represents a reduction in such expenses versus the same period of the prior year of $47,000, a one percentage point improvement. Management continues to believe that the percentage of selling, general and administrative expenses to net sales will decrease as fixed costs are spread over higher net sales for both Polychem and Princeton.

Interest Expense
- ----------------

Interest expense for the six months ended June 30, 1996 was $295,000, or 3.0% of net sales, versus $238,000, or 3.8% of net sales, for the same period of the prior year. Interest expense as a percentage of net sales improved as a result of continuing efforts by management to more efficiently manage accounts receivable and inventories, resulting in lower utilization of available lines of credit. Polychem's interest expense for the six months ended June 30, 1996 was $227,000, or 3.2% of net sales, down by .9 percentage point versus the comparable period of the prior year. Princeton's interest expense for the six months ended June 30, 1996 was $61,000 or 2.4% of net sales, a .6 percentage point improvement versus the comparable prior year period.

Income Taxes
- ------------

Income tax expense for the six months ended June 30, 1996 was $84,000, representing state taxes relating to Polychem. There was no Federal income tax expense for the six months ended June 30, 1996 due to the entire current provision being offset by the utilization of the Company's net operating loss carryover. The net operating loss carryovers were fully utilized as of June 30, 1996.

                                      (16)

                            THE EASTWIND GROUP, INC.


Liquidity and Capital Resources
- -------------------------------

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, sale of preferred stock, sale of a subordinated debenture, and equipment leases. Net cash provided by operating activities during the six months ended June 30, 1996 was $850,000, as compared to cash provided by operating activities of $1,336,000 for the same period of the prior year. The principal components of cash flows provided by operating activities during the six months ended June 30, 1996 were net income ($327,000), depreciation and amortization ($164,000), a reduction in accounts receivable ($398,000); increases in accounts payable ($52,000), accrued expenses ($20,000) and pension retirement benefits ($9,000); offset by an increase in inventories ($92,000), prepaid expenses ($57,000) and other assets ($12,000).

During the six months ended June 30, 1995, the net loss for the period of $188,000 was offset by depreciation and amortization of $108,000, non-cash compensation expense ($33,000), decreases in accounts receivable ($497,000), inventory ($524,000), prepaid expenses ($80,000), increases in accounts payable ($270,000) and accrued expenses ($58,000); all of which was offset by an increase in other assets ($12,000) and a deferred tax benefit ($33,000).

The cash flow from operating activities during the six months ended June 30, 1995 was principally attributable to a decrease in inventories and increases in accounts payable and accrued expenses at Polychem from the date of acquisition. However, the Company has continued to focus on the management of accounts receivable and inventories, resulting in lower levels of line of credit utilization and a resultant lower interest cost. In addition, the Company continues to utilize increases in accounts payable in order to take advantage of trade credit available as opposed to increasing borrowings under its revolving credit facilities.

Net cash used in investing activities for the six months ended June 30, 1996 was $706,000 as compared to cash used in the six months ended June 30, 1995 of $3,785,000. During the six months ended June 30, 1996, the Company made an investment in the form of a subordinated debenture in Lavelle Company of $450,000 and an investment of $250,000 in Wickersham Printing Co., Inc. in the form of convertible preferred stock. Also, the Company purchased property and equipment of $6,000. During the six months ended June 30, 1995, cash used in investing activities related to the purchase of net assets of Polychem ($3,780,000) and purchases of property and equipment ($30,000), which were offset by net payments from a related party ($25,000).

Net cash provided from financing activities for the six months ended June 30, 1996 was $2,495,000, compared to cash provided during the same period of the prior year of $2,465,000. The principal components of cash provided from

                                      (17)

                            THE EASTWIND GROUP, INC.

- -------------------------------------------

financing activities during the six months ended June 30, 1996 were proceeds received from the sale of preferred stock ($459,000), the sale of common stock ($474,000), sale of common stock warrants ($1,297,000), exercise of common stock warrants ($1,321,000) and the issuance of a subordinated debenture ($290,000). This cash provided was reduced by repayments of lines of credit ($1,116,000), principal repayments on term notes and capital leases ($217,000) and preferred stock dividends ($13,000).

During the six months ended June 30, 1995, cash flows from financing activities included net borrowings under lines of credit ($798,000), borrowings on term notes ($1,952,000), sale of common stock and warrants ($500,000); reduced by principal repayments on term notes and capital leases ($572,000), deferred financing costs ($206,000) and registration costs ($7,000).

As of June 30, 1996 and December 31, 1995, working capital was $6,461,000 and $2,978,000, respectively. As working capital increased by $3,483,000, the working capital ratio increased from 1.6 to 2.6. The Company's focus on raising capital and managing its principal assets of accounts receivable and inventories has resulted in significantly stronger liquidity at June 30, 1996 versus December 31, 1995.

The Company has no significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1996.

The $9,000,000 credit facility at Polychem includes a term loan with an outstanding balance of $1,460,000 at June 30, 1996, leaving an aggregate availability of $7,540,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of June 30, 1996, availability under the line of credit, based upon available eligible collateral assets, was $2,437,000, and outstanding borrowings were $774,000.

As of June 30, 1996, Princeton's line of credit balance outstanding was $245,000 against the total available credit facility of $1,000,000.

As of June 30, 1996, the Company had outstanding Class C, D, and A-1 Common Stock purchase warrants, which were offered in March 1995 to create a reserve to be used by the Company in raising funds for additional potential business opportunities and acquisitions. During the six months ended June 30, 1996, exercises of Class C, Class D and Class A-1 warrants were 85,000, 30,000 and 215,000 shares, respectively, generated gross capital proceeds to the Company of $1,475,000.

                                      (18)

                            THE EASTWIND GROUP, INC.

- -------------------------------------------

In addition, in May and June 1996, the Company sold warrants through private equity and debt placements for 550,000 shares of Common Stock with exercise prices at $6.00. These additional warrants plus the remaining Class C, Class D and Class A-1 warrants, if fully exercised, would generate additional net capital to the Company of $5,848,000.

The Company believes that its current cash and available resources, cash generated from operations, and the availability under its lines of credit will be sufficient to fund the Company's operations and expected capital expenditures for the twelve months from June 30, 1996.

The Company intends to aggressively pursue potential acquisitions. The Company will require additional capital to fund its expansion plans, which may be in the form of private placements or public offerings of debt, equity or convertible securities.

                                      (19)

                            THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION

Item 1:    Legal Proceedings
- -------    -----------------

none

Item 2:    Change in Securities
- -------    --------------------

(a) In May 1996, the Company issued 1,000 shares of its Series A Preferred Stock. The terms of such Series A Preferred Stock as established by the Company's Board of Directors, has a stated value of $1,000 per share and requires the payment of quarterly dividends at the rate of 9% per annum through May 9, 1999; 15% per annum thereafter until May 9, 2002, and 18% per annum thereafter. The Series A Preferred Stock is redeem able at any time upon thirty (30) day's prior notice at the stated value per share plus accrued and unpaid dividends through the date of redemption. The holders of the Series A Preferred Stock have a liquidation preference with respect to such shares equal to their stated value plus accrued and unpaid dividends. The Series A Preferred Stock has no voting rights.

(b) The effect of the issuance of the 1,000 shares of Series A Preferred Stock upon the Common Stock are to subordinate the rights of the holders of the Common Stock to dividends and to proceeds upon liquidation of the Company to the preferences as to dividends and liquidation rights accorded to the Series A Preferred Stock.

(c) On June 20, 1996 the company sold to Mentor Special Situation Fund, L.P. a five year, $500,000 Subordinated Debenture which bears interest at 12%. The Debenture is payable in three equal installments due June 30, 1999, 2000, and 2001. The Company can repay the Debenture in whole or in part at any time. In addition, MSSF received a warrant to purchase 80,000 shares of the Company's Common Stock at $6.00 per share exercisable for a seven year period. The terms of the Subordinated Debenture prohibit the payment of dividends for so long as any portion of the Subordinated Debenture are outstanding.


Item 3:    Defaults on Senior Securities
- -------    -----------------------------

none


Item 4:    Submission of Matters to a Vote of Security Holders
- -------    ---------------------------------------------------

none

                                      (20)

                            THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION


Item 5:    Other Information
- -------    -----------------

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995:

     When used in this Quarterly Report on Form 10-QSB and in other public statements by the Company and Company officers, the words "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the intense competition and low barriers to entry in the industries in which the Company competes; (iii) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options and warrants are exercised; (iv) the sensitivity of the Company's businesses to general economic conditions; (v) the timing of orders from, and shipments to, major customers; (vi) the timing of new product sales; (vii) the introduction and market acceptance of new products; (viii) factors associated with international sales such as the relative strength of the dollar when compared to the currencies of the countries into which the Company exports product; (ix) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (x) changes in accounting principles, policies or guidelines; and
     (xi) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect to occurrence of unanticipated events.

                                      (21)

                            THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION


Item 6:    Exhibits and Reports on Form 8K
- -------    -------------------------------

(a)  Exhibits

     4.1 Specimen Form of Common Stock Purchase Warrant issued to Clifton capital, Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2 filed under the Securities Act of 1933, as amended, Registration Number 333-08227).

     4.2 Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on May 10, 1996 under the Securities Exchange Act of 1934).

     4.3 $500,000 subordinated 12% debenture issued to Mentor Special Situation Fund, LP (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form SB-2 filed under the Securities Act of 1933, as amended, Registration Number 333-08227).

    10.1 Securities Purchase Agreement between the Company and Odyssey Capital Group, LP dated May 10, 1996 (incorporated by reference to Exhibit
           10.1 to the Registrant's Form 8-K filed on May 10, 1996 under the Securities Exchange Act of 1934).

    10.2 Amendment Number 1 to Securities Purchase Agreement between the Company and Odyssey Capital Group, LP dated June 20, 1996 (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form SB-2 filed under the Securities Act of 1933, as amended, Registration Number 333-08227).

    10.3 Securities Purchase Agreement between the Company and Mentor Special Situation, LP dated June 20, 1996 (incorporated by reference to
           Exhibit 10.28 to the Registrant's Registration Statement on Form SB-2 filed under the Securities Act of 1933, as amended, Registration Number 333-08227).


(b)  Reports on Form 8-K

     A Form 8-K was filed by the Company on May 10, 1996 for the purpose of reporting the transaction with Odyssey Capital Group, LP pursuant to which the Company issued 1,000 shares of Series A Preferred Stock, and attaching as exhibits the Certificate of Designation for the Series A Preferred Stock and the Securities Purchase Agreement between the Company and Odyssey Capital Group, LP.

                                      (22)

Signatures
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 12, 1996



                                 THE EASTWIND GROUP, INC.
                                 (Registrant)




                                 /s/ Paul A. DeJuliis
                                 --------------------------------
                                 Paul A. DeJuliis
                                 Chairman and CEO




                                 /s/ William B. Miller
                                 ---------------------------------
                                 William B. Miller
                                 Senior Vice President and CFO
                                 (Principal financial and accounting officer)

                                      (23)