Form 10QSB
period 1996-09-30
EASTWIND GROUP INC
filed 1996-11-13
CIK 867408

                                 United States
                      Securities and Exchange Commission
                             Washington, DC  20549
                                 Form  10-QSB

(Mark One)
[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from  ____________ to ____________

Commission File Number:  0-27638
                        -----------

                           The Eastwind Group, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                         23-2732753
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  identification No.)

    100 Four Falls Corporate Center, Suite 305, West Conshohocken, PA 19428
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (610) 828-6860
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes   X                               No
               -----                                -----
           Yes   X                               No
               -----                                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                           2,189,250 shares
--------------------------------             ----------------------------------
     (Class)                                 (Outstanding at October 31, 1996)

Transitional Small Business Disclosure format (check one)
           Yes                                   No   X
               -----                                -----

                           THE EASTWIND GROUP, INC.


PART I:                                                             Page Number
-------                                                             -----------
Item 1. - Financial Statements
------------------------------

Index to Financial Statements                                             2

Consolidated Balance Sheets as of
     September 30, 1996 and December 31, 1995                             4

Consolidated Statements of Operations for the Three Months and
     Nine Months ended September 30, 1996 and 1995                        5

Consolidated Statements of Cash Flows for the
     Nine Months ended September 30, 1996 and 1995                        6

Notes to Consolidated Financial Statements                                7


Item 2 - Management's Discussion and Analysis of Results of
-----------------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Results of Operations for the Three Months and Nine Months
     ended September 30, 1996 and 1995                                   15

Liquidity and Capital Resources                                          19


PART II:
--------

Item 1 -- Legal Proceedings                                              22

Item 2 -- Change in Securities                                           22

Item 3 -- Defaults upon Senior Securities                                22

Item 4 -- Submission of Matters to a Vote of Security Holders            22

Item 5 -- Other Information                                              22

Item 6 -- Exhibits and Reports on Form 8-K                               23

                                      (2)

                           THE EASTWIND GROUP, INC.


Item 1 - Financial Statements
-----------------------------

The following financial information sets forth the operations of The Eastwind Group, Inc. (the "Company") for the three and nine months ended September 30, 1996 and 1995. The financial statements include the Company and its wholly-owned subsidiaries, Princeton Academic Press, Inc. ("Princeton") and Polychem Corporation ("Polychem"). Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

In the opinion of management, the following unaudited balance sheets and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995.

                                      (3)

                           The Eastwind Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                            September 30,    December 31,
                     ASSETS                                     1996             1995
Current assets:                                             -------------   -------------
 Cash and cash equivalents                                 $   2,977,934   $     426,377
 Subscriptions receivable                                        300,000         746,000
 Accounts receivable, net                                      4,447,169       4,486,821
 Due from related parties                                        393,117          78,000
 Inventories                                                   1,990,601       1,911,969
 Prepaid expenses                                                257,081          63,912
 Prepaid income taxes                                             62,500               -
                                                            -------------   -------------
       Total current assets                                   10,428,402       7,713,079
                                                            -------------   -------------
Property, plant and equipment, net                             1,842,012       1,612,817
                                                            -------------   -------------
Other Assets:
 Investment in preferred stock                                   250,000               -
 Subordinated note receivable                                    450,000               -
 Deferred income taxes                                           128,312         128,312
 Other assets                                                    429,401         492,878
 Goodwill, net                                                   162,800         169,400
                                                            -------------   -------------
       Total other assets                                      1,420,513         790,590
                                                            -------------   -------------
                                                           $  13,690,927   $  10,116,486
                                                            =============   =============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit                                           $     506,913   $   2,135,096
 Current portion of long-term debt                               630,354         458,294
 Accounts payable                                              2,139,585       1,571,010
 Accrued expenses                                                555,631         397,188
 Accrued income taxes                                             44,523          27,223
 Deferred income taxes                                           146,494         146,494
                                                            -------------   -------------
       Total current liabilities                               4,023,500       4,735,305
                                                            -------------   -------------
Long-term debt                                                 3,127,049       3,221,585
                                                            -------------   -------------
Subordinated note payable                                        300,148               -
                                                            -------------   -------------
Accrued pension and postretirement benefits                      220,760         200,510
                                                            -------------   -------------
Deferred credit, net                                             166,387         184,874
                                                            -------------   -------------
Stockholders' equity:
 Preferred stock, $.10 par value, 3,000,000
  shares authorized; 1,000 issued and
  outstanding at September 30, 1996; none issued
  and outstanding at December 31, 1995                               100               -
 Common stock, $.10 par value, 5,000,000 shares
  authorized, 2,139,250 and 1,608,250 issued and
  outstanding September 30, 1996 and
  December 31, 1995, respectively                                213,925         160,825
 Warrants outstanding                                          1,233,390         158,586
 Additional paid-in capital                                    4,354,952       1,818,215
 Retained earnings (Accumulated deficit)                          50,716        (363,414)
                                                            -------------   -------------
       Total stockholders' equity                              5,853,083       1,774,212
                                                            -------------   -------------
                                                           $  13,690,927   $  10,116,486
                                                            =============   =============

   The accompanying notes are an integral part of these financial statements

                                      (4)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                           Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                         1996          1995          1996          1995
                                                                     ------------  ------------  ------------  ------------
Net sales                                                           $  5,168,365  $  4,530,928  $ 14,861,827  $ 10,747,716

Cost of goods sold                                                     3,875,515     3,473,337    11,027,542     8,506,227
                                                                     ------------  ------------  ------------  ------------
    Gross profit                                                       1,292,850     1,057,591     3,834,285     2,241,489

Selling, general and administrative expenses                             866,727       855,495     2,702,219     2,006,306
                                                                     ------------  ------------  ------------  ------------
    Operating income                                                     426,123       202,096     1,132,066       235,183

Interest expense                                                         167,608       174,853       462,566       413,157
                                                                     ------------  ------------  ------------  ------------
    Income (loss) before income taxes                                    258,515        27,243       669,500      (177,974)

Income taxes (benefit)                                                   114,400             -       198,800       (16,912)
                                                                     ------------  ------------  ------------  ------------
    Net income (loss)                                                    144,115        27,243       470,700      (161,062)

Preferred stock dividends                                                (43,714)            -       (56,571)            -
                                                                     ------------  ------------  ------------  ------------
Net income available to Common shareholders                         $    100,401  $     27,243  $    414,129  $   (161,062)
                                                                     ============  ============  ============  ============

Pro forma earnings (loss) per share                                            -  $       0.03             -  $      (0.18)
                                                                     ============  ============  ============  ============
Pro forma weighted average number of
  common shares outstanding                                                    -       985,750             -       910,064
                                                                     ============  ============  ============  ============

Earnings per share                                                  $       0.06             -  $       0.21             -
                                                                     ============  ============  ============  ============

Shares used in computing earnings per share                            3,279,780                   2,994,546
                                                                     ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements

                                      (5)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                           1996            1995
                                                                                                       ------------    ------------
Cash flows from operating activities:
 Net income (loss)                                                                                    $    470,700    $   (161,062)
 Adjustments to net income (loss)to net cash
  provided by operating activities:
 Depreciation                                                                                              208,891         126,882
 Amortization of deferred credit                                                                           (18,487)        (18,487)
 Amortization of debt discount                                                                              11,348
 Amortization, other                                                                                        37,351          54,961
 Deferred income tax provision                                                                                   -         (33,163)
 Noncash compensation expense                                                                                    -          32,500
 (Increase) decrease in assets:
  Accounts receivable                                                                                       39,652          65,393
  Inventories                                                                                              (78,632)        566,342
  Prepaid expenses                                                                                        (193,169)         53,403
  Prepaid income taxes                                                                                     (62,500)
  Other assets                                                                                              32,724         (12,263)
 Increase (decrease) in liabilities:
  Accounts payable                                                                                         568,575         748,997
  Accrued expenses                                                                                         158,443         237,258
  Accrued income taxes                                                                                      17,300          16,251
  Accrued pension and postretirement benefits                                                               20,250           6,819
                                                                                                       ------------    ------------
     Net cash provided by operating activities                                                           1,212,446       1,683,831
                                                                                                       ------------    ------------
Cash flows from investing activities:
 Purchase of property and equipment                                                                        (13,913)         (2,667)
 Net payments from related party                                                                                 -          23,000
 Purchase of preferred stock                                                                              (250,000)              -
 Purchase of subordinated note receivable                                                                 (450,000)              -
 Due from related parties                                                                                 (315,117)              -
 Purchase of net assets of Polychem, net of cash acquired                                                        -      (3,779,963)
                                                                                                       ------------    ------------
      Net cash used in investing activities                                                             (1,029,030)     (3,759,630)
                                                                                                       ------------    ------------
Cash flows from financing activities:
 Net borrowings (repayments) under lines of credit                                                      (1,628,183)        870,069
 Borrowings on term notes                                                                                        0       1,952,000
 Principal payments on term notes and capital leases                                                      (346,649)       (680,886)
 Proceeds from sales of Common stock and warrants                                                        1,095,742         500,000
 Proceeds from exercise of warrants                                                                      1,481,000               -
 Proceeds from sale of Preferred stock, net of warrants                                                    459,191               -
 Issuance of warrants, net of exercises                                                                  1,074,811               -
 Proceeds from subordinated debenture                                                                      288,800               -
 Deferred financing costs                                                                                        -        (206,195)
 Preferred stock dividends                                                                                 (56,571)              -
 Deferred issuance costs                                                                                         -         (77,300)
                                                                                                       ------------    ------------
     Net cash provided by financing activities                                                           2,368,141       2,357,688
                                                                                                       ------------    ------------
Net increase in cash and cash equivalents                                                                2,551,557         281,889

Cash and cash equivalents , beginning of period                                                            426,377               -
                                                                                                       ------------    ------------
Cash and cash equivalents , end of period                                                             $  2,977,934    $    281,889
                                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements

                                      (6)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Basis of Presentation
-------   ---------------------
          The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at September 30, 1996 and December 31, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 have been made. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB which was filed for the year ended December 31, 1995.

Note 2:   Inventories
-------   -----------
          Inventories consist of the following:

                                         September 30,        December 31,
                                             1996                1995
                                         -------------        -------------

          Raw Materials                  $    841,498         $    709,728
          Work in Process                     757,940              619,165
          Finished Goods                      391,163              583,076
                                         -------------        -------------

                                         $  1,990,601         $  1,911,969
                                         =============        =============

Note 3:   Property, Plant and Equipment
-------   -----------------------------

                                         September 30,        December 31,
                                             1996                1995
                                         -------------        -------------

Land                                     $     56,221         $     56,221
Buildings                                     963,180              963,180
Machinery and equipment                     1,248,937              810,851
                                         -------------        -------------
                                            2,268,338            1,830,252
Less-Accumulated depreciation                (426,326)            (217,435)
                                         -------------        -------------
                                         $  1,842,012         $  1,612,817
                                         =============        =============

          Machinery and equipment includes $653,882 and $229,709 of production equipment under capital leases at September 30, 1996 and December 31, 1995, respectively. Accumulated depreciation on such equipment was $97,656 and $31,633 at September 30, 1996 and December 31, 1995,
          respectively.

                                      (7)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4:   Investment in Lavelle Company
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

          Lavelle was incorporated to purchase the net assets of Lavelle Aircraft which was liquidated under Chapter 11 of the U.S. Bankruptcy Law. The stock of Lavelle is owned by non-affiliates of the Company. Of the $78,000 receivable due to the Company from Lavelle Aircraft at December 31, 1995, $55,000 was repaid by Lavelle Aircraft and the remainder was assumed by Lavelle. In addition, the Company has recorded a receivable from Lavelle Company of $334,750 as of September 30, 1996 representing working capital advances and accrued interest and fees.

          The $450,000 debenture is recorded as a non-current asset in the September 30, 1996 balance sheet. Because of the Company's guarantee and pledge relating to Lavelle's equipment facility, any loss of Lavelle will be recognized by the Company in its statement of operations and recorded as a reduction in the carrying amount of its investment. To the extent Lavelle's losses exceed the amount of the investment, a liability will be recorded on the Company's balance sheet.

          Lavelle reported unaudited net income for the period from the date of investment through September 30, 1996.

Note 5:   Investment in Preferred Stock
-------   -----------------------------

          On May 24, 1996, the Company purchased convertible preferred stock in Wickersham Printing Company, Inc. ("Wickersham") for $250,000. The preferred stock has a minimum dividend rate of 6% and participates in the earnings, if any, of Wickersham at the rate of 80% of such earnings. Through September 30, 1996, Wickersham experienced minimal losses, therefore, there was no income recognized in the Company's operations. The preferred stock has a liquidation preference equal, in the aggregate, to $250,000 plus accrued and unpaid dividends thereon, and is convertible, in the aggregate, into 80% of the outstanding Common Stock of Wickersham, dependent upon its achievement of certain earnings requirements. The Company has recorded a receivable from Wickersham of $58,367 as of September 30, 1996 representing working capital advances.

          Wickersham is a privately-owned printing and book manufacturer located in Lancaster, Pennsylvania. Its two production facilities manufacture books via conventional offset printing and through "on demand" technology.

                                      (8)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6:   Long-term Debt
-------   --------------
          Long-term debt consists of the following:

                                             September 30,        December 31,
                                                 1996                1995
                                             -------------        -------------

Princeton term note payable to
 bank, secured by all of its
 assets, due in 60 monthly
 installments of $8,333, plus
 interest at prime plus 4.25%
 (12.0% at September 30, 1996).               $  183,338           $  258,341

Princeton capital lease obligation,
 secured by related equipment,
 payable in 60 monthly installments
 of $2,397, including interest at 16.1%.          69,232               83,569

Princeton capital lease obligation,
 secured by related equipment, payable
 in 48 monthly installments of $6,403,
 including interest at 8.57%                     241,047                    -

Polychem term note payable to the Budd
 Company, interest at 8%, principal
 payable in 20 quarterly installments
 of $81,315, beginning March 31, 1998.         1,626,294            1,626,294

Polychem note payable to bank, interest
 at prime plus 1.75% (9.75% at September
 30, 1996) payable in 18 monthly
 installments of $21,155 and 41 monthly
 installments of $29,617 plus interest,
 beginning April 1, 1995 with a final
 payment in March 2000.                        1,396,214            1,586,607

Polychem capital lease obligation,
 secured by related equipment, payable
 in 60 monthly installments of $2,480,
 including interest at 10.65%.                   104,506                    -

Eastwind loan payable to Cooke Publishing.        25,000               25,000

Other capital lease obligations.                 111,772              100,068
                                              ----------           ----------
                                               3,757,403            3,679,879
Less-Current portion.                           (630,354)            (458,294)
                                              ----------           ----------
                                              $3,127,049           $3,221,585
                                              ==========           ==========


                                      (9)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6:   Long-term Debt (continued)
-------   --------------------------

          Princeton has a $1,000,000 demand line of credit with a bank through July 31, 1997, subject to renewal. Borrowings under the line of credit bear interest at prime plus 4.25% (12.0% at September 30, 1996) and are limited to 80% of eligible accounts receivable plus the lesser of 50% of paper stock inventory or $350,000. Outstanding borrowings were $336,686 and $411,349 at September 30, 1996 and December 31, 1995, respectively. The line is collateralized by substantially all of Princeton's assets and the personal guarantees of three of the Company's shareholders. An annual commitment fee of $15,000 is required under the line and the financing arrangement places restrictions on payment of dividends, capital expenditures, sale of assets and change in ownership, among other terms. The arrangement also includes a material adverse change clause that can be invoked at the sole discretion of the bank.

          Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. Borrowings under the revolver bear interest at prime plus 1.75% (9.75% at September 30, 1996) and are limited to 75% of eligible accounts receivable plus the lesser of 55% of eligible inventory or $1,000,000 minus 55% of then-undrawn amounts of outstanding letters of credit for inventory purchases. Outstanding borrowings were $170,227 and $1,723,747 at September 30, 1996 and December 31, 1995, respectively. The line is collateralized by substantially all of Polychem's assets, a mortgage on the land and building and a $2,500,000 limited guarantee by the Company. In addition, the financing agreement requires that Polychem maintain adjusted working capital of at least $2,200,000 and maximum adjusted net deficit of $500,000, and places restrictions on the payment of dividends to the Company and investment in, loans or advances directly to any other subsidiary and other expenditures, among other items. Polychem was in compliance with these covenants as of September 30, 1996.

          Future maturities of long-term debt at September 30, 1996 are as follows:


          September 30, 1997                  $   630,354
          September 30, 1998                      751,169
          September 30, 1999                      810,005
          September 30, 2000                      737,182
          September 30, 2001                      328,731
          Thereafter                              499,962
                                            --------------
                                              $ 3,757,403
                                            ==============

                                      (10)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7:   Subordinated Debenture Payable
-------   ------------------------------

          In June 1996, the Company sold to an investor a five-year, $500,000 subordinated debenture which bears interest at 12%. The debenture is payable in three equal installments due June 30, 1999, 2000, and 2001. The Company can repay the debenture in whole or in part at any time. In addition, the investor received a warrant to purchase 80,000 shares of the Company's Common Stock at $6.00 per share exercisable for a seven year period. The warrant was valued at $211,200 for financial purposes and was recorded as a debt discount to be amortized over the term of the debenture. The effective interest rate of the subordinated debenture is 14.8%.

Note 8:   Equity Transactions
-------   -------------------

            In May 1996, the Company issued 1,000 shares of its newly designated Series A Preferred Stock (the "Series A Preferred Stock") to a third party investor for gross proceeds of $1,000,000. The Series A Preferred Stock has a stated value of $1,000 per share and pays quarterly dividends at the rate of 9% per year until May 9, 1999, 15% per year thereafter until May 9, 2002, and 18% per year thereafter. The Company may redeem the Series A Preferred Stock at any time on thirty day's prior notice at the stated value per share plus accrued and unpaid dividends thereon to the date of redemption. The holders of the Series A Preferred Stock are entitled to payment of the stated value plus accrued and unpaid dividends thereon, prior to payment in respect of any class of capital stock of the Company, in the event of a liquidation or dissolution of the Company. The Series A Preferred Stock is not entitled to any voting rights. In connection with the issuance of the Series A Preferred Stock, the Company issued 220,000 Common Stock Purchase Warrants which are exercisable at $6.00 per share until they expire on May 10, 2003. The warrants were valued at $521,400 for financial reporting purposes and have been deducted from the gross proceeds received from the Preferred Stock sale and recorded as warrants outstanding.

          In June 1996, the Company sold to a third party investor 200,000 Common Stock Units (the "Units"), with each Unit consisting of one (1) share of Common Stock and one-and-one-quarter (1u) Common Stock Purchase Warrants, for $1,200,000. Each warrant is exercisable at $6.00 per share for a three year period commencing on December 14, 1996. All 200,000 Units were issued on the effective date of the Company's most recent registration statement, which was July 25, 1996. The warrants were valued at $402,500 for financial reporting purposes and have been deducted from the gross proceeds received from the Common Stock sale and recorded as warrants outstanding.

                                      (11)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9:   Acquisition of Polychem
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

          The following unaudited pro forma information is presented for the acquisition of Polychem as if the acquisition had occurred on January 1, 1995. The operating results for the period March 11, 1995 to September 30, 1995 are included in the Company's historical consolidated statement of operations for the nine months ended September 30, 1995. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.


                                                  Nine months ended
                                                  September 30, 1995
                                                  --------------------

          Total Revenues                          $   13,216,000
                                                  ================
          Net loss                                $     (154,000)
                                                  ================
          Proforma loss per share                 $         (.16)
                                                  ================
          Shares used in computing proforma
           net loss per share                            985,750
                                                  ================

Note 10:  Earnings (Loss) Per Share
--------  -------------------------
          For the three months and nine months ended September 30, 1996, the Company's total outstanding Common Stock options and warrants exceeded 20% of the total outstanding Common Stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding Common Stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax, with any excess assumed to be invested with income at a market rate of return.

                                      (12)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10:  Earnings (Loss) Per Share  (continued)
--------  --------------------------------------

          Details of the calculation of earnings per share for the three months and nine months ended September 30, 1996 are as follows:

                                                   Three months    Nine months
                                                      ended           ended
                                                  September 30,   September 30
                                                       1996           1996
                                                  -------------   -------------
          Weighted average number of
            shares outstanding                        2,138,630       1,853,396
          Assumed exercise of options
            and warrants                              1,569,000       1,569,000
          Less assumed repurchase of
            stock                                      (427,850)       (427,850)
                                                  -------------   -------------
          Shares used in computing
            earnings per share                        3,279,780       2,994,546
                                                  =============   =============
          Net income for the period                  $  144,115      $  470,700
          Preferred stock dividends                     (43,714)        (56,571)
          Adjustment to net income for
            assumed reduction in interest
            expense, net of tax                          84,404         215,938
                                                  -------------   -------------
          Adjusted net income for computation
            of earnings per share                    $  184,805      $ 630,067
                                                  =============   =============
          Earnings per share                         $      .06      $     .21
                                                  =============   =============

          Earnings (loss) per share for the three months and nine months ended September 30, 1995 are calculated by dividing the adjusted net income for the period by the weighted average number of shares outstanding for the period.

Note 11:  Concentration of Credit Risk
--------  ----------------------------
          One customer of Princeton accounted for 15% and 23% of the Company's consolidated net sales for the nine months ended September 30, 1996 and 1995, respectively. Princeton had receivables from this customer of approximately $233,000 and $389,000 at September 30, 1996 and December 31, 1995, respectively. The loss of this customer would have a material adverse effect on Princeton and the Company.

Note 12:  Supplemental Cash Flow Disclosure
--------  ---------------------------------
          During the nine months ended September 30, 1996, Polychem and Princeton entered into capital leases for $146,125 and $278,048 of equipment, respectively.

                                      (13)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13:  Subsequent Events
--------  -----------------
          On October 17, 1996, the Company acquired 100% of the Capital Stock of Centennial Printing Corporation ("Centennial"). The total consideration paid by the Company was $2,850,000, comprised of 182,232 shares of the Company's Common Stock, 9,000 shares of the Company's Series B Preferred Voting Stock and $450,000 in cash. The acquisition will be accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities of Centennial based on the fair market values at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair market value of the net assets acquired by $2,100,000, which will be recorded as goodwill and amortized on a straightline basis over 20 years.

          The Preferred Stock issued has a stated value of $100 per share and the holder is entitled to receive cash dividends at a rate of 6% per year. Additionally, the holder of Preferred Stock may require the Company to redeem for cash, equal to the stated value plus accrued dividends, up to 1,800 shares of Preferred Stock during each three month period beginning on April 1, 1997.

          In addition, the Company paid the former owner of Centennial $500,000 in consideration of his agreement not to compete and certain other payments at $100,000 per year for a three year period.

          The Company agreed to use its best efforts to file a registration statement to register the Common shares received by the former owner and to guarantee the aggregate sales price of the stock to be at $7.00 per share for one year from the effective date of the registration statement.

          Also, on October 28, 1996, the Company entered into a letter of intent to acquire all the assets of Ivy Industries, Charlottesville, VA, a privately-owned manufacturer of premium home decorating products ("Ivy"), for approximately $3,700,000 in cash and assumption of certain liabilities. Consummation of the proposed transaction is dependent, among other things, upon the Company's satisfactory completion of its due diligence review. There can be no assurance that such transaction will be consummated.

                                      (14)

                           THE EASTWIND GROUP, INC.



Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------

Overview
--------

The Company generated net income of $144,000 during the three months ended September 30, 1996, compared to net income of $27,000 for the same period of the prior year. The income for the quarter ended September 30, 1996 is a result of Polychem and Princeton profitability more than offsetting the general corporate overhead during that period.

Net Sales
---------

Revenues for the three months ended September 30, 1996 of $5,168,000 represents an increase of $637,000, and increase of 14% versus the same period of the prior year. The increase in revenues is attributable to Polychem ($541,000), an increase of 17% over the same period of the prior year, and Princeton ($96,000), a 7% increase over the same period of the prior year.

Cost of Sales
-------------

Cost of sales for the three months ended September 30, 1996 totalled $3,876,000, or 75% of net sales, compared to the same period of the prior year of $3,473,000, or 77% of net sales, an improvement of 2 percentage points. Polychem's cost of sales for the three month period ended September 30, 1996 was $2,643,000, or 71% of net sales. Polychem's improvement in gross profit percentage by 2 percentage points during the three months ended September 30, 1996, versus the same period of the prior year, is attributable to streamlined production methods and a favorable mix in manufactured products versus products for resale purchased from outside vendors. Princeton's cost of sales for the three months ended September 30, 1996 was $1,233,000, or 86% of net sales, approximately the same percentage as in the comparable period of the prior year.

                                      (15)

                           THE EASTWIND GROUP, INC.

---------------------------------

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the three months ended September 30, 1996 were $867,000, or 17% of net sales, compared to the same period of the prior year of $855,000, representing a 2 percentage point decrease as a percentage of sales versus the same period of the prior year, as fixed costs are spread over higher net sales for both Polychem and Princeton.
Selling, general and administrative expenses for the quarter remained at approximately the same level as the same period of the prior year with an increase at Polychem being nearly offset by decreases at Princeton and in corporate overhead relating to the holding company. Polychem's selling, general and administrative expenses as a percentage of net sales for the quarter ended September 30, 1996 were 15%, a 1 percentage point reduction from the same period of the prior year.

Interest Expense
----------------

Interest expense for the three months ended September 30, 1996 was $168,000, or 3.2% of net sales, versus $175,000, or 3.9% of net sales, for the same period of the prior year. Interest expense as a percentage of net sales was lower during the quarter ended September 30, 1996 due to the influx of additional capital and continuing efforts by management to more effectively manage accounts receivable and inventories, resulting in lower utilization of available lines of credit. Polychem's interest expense for the quarter ended September 30, 1996 was $104,000, or 2.8% of net sales, while Princeton's interest expense during this quarter was $33,000 or 2.3% of net sales.

                                      (16)

                            THE EASTWIND GROUP, INC.



Item 2 - Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------

Overview
--------

The Company generated net income of $471,000 during the nine months ended September 30, 1996, compared to a loss of $161,000 for the same period of the prior year. The income for the nine month period ended September 30, 1996 is a result of Polychem's profitability being significantly in excess of general corporate overhead and Princeton's losses being substantially less than those of the same period of the prior year.

Net Sales
---------

Revenues for the nine months ended September 30, 1996 of $14,862,000 represents an increase of $4,114,000 versus the same period of the prior year. The increase is wholly attributable to Polychem, which is included for the entire nine months in 1996, but only from the time of acquisition (March 10, 1995) through September 30, 1995. Princeton's revenues for the nine months ended September 30, 1996 were $69,000 less than the comparable period of the prior year.

Cost of Sales
-------------

Cost of sales for the nine months ended September 30, 1996 totalled $11,028,000, or 74% of net sales, compared to $8,506,000 for the same period of the prior year, or 79% of net sales, an improvement of 5 percentage points. Polychem's cost of sales for the nine month period ended September 30, 1996 was $7,503,000, or 69% of net sales, an improvement of 5 percentage points over the same period of the prior year. Polychem's improvement in gross profit is attributable to both streamlined production methods and a favorable mix in manufactured products versus products for resale purchased from outside vendors. Princeton's cost of sales for the nine months ended September 30, 1996 was $3,524,000 or 88%, an identical percentage to that experienced in the comparable period of the prior year.

                                      (17)

                            THE EASTWIND GROUP, INC.

---------------------------------

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the nine months ended September 30, 1996 were $2,702,000, or 18% of net sales, compared to $2,006,000, or 19% of net sales for the same period of the prior year. The increase in selling, general and administrative expenses for the nine months ended September 30, 1996 versus the same period of the prior year is principally attributable to Polychem being included for the entire nine month period in 1996 versus from the date of acquisition (March 10, 1995) through September 30, 1995. Princeton's selling, general and administrative expenses of $449,000 for the nine months ended September 30, 1996 represent a reduction in such expenses versus the same period of the prior year of $53,000, a one percentage point improvement.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 1996 was $463,000, or 3.1% of net sales, versus $413,000, or 3.8% of net sales, for the same period of the prior year. Interest expense as a percentage of net sales improved as a result of continuing efforts by management to more efficiently manage accounts receivable and inventories, resulting in lower utilization of available lines of credit. Polychem's interest expense for the nine months ended September 30, 1996 was $331,000, or 3.0% of net sales, down by 1 percentage point versus the comparable period of the prior year. Princeton's interest expense for the nine months ended September 30, 1996 was $94,000 or 2.4% of net sales, a .6 percentage point improvement versus the comparable prior year period.

Income Taxes
------------

Income tax expense for the nine months ended September 30, 1996 was $199,000. Federal income tax expense for the nine months ended September 30, 1996 has been partially offset by the utilization of the Company's net operating loss carryover. The net operating loss carryovers were fully utilized as of September 30, 1996.

                                      (18)

                            THE EASTWIND GROUP, INC.



Liquidity and Capital Resources
-------------------------------

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, sale of preferred stock, sale of a subordinated debenture, and equipment leases. Net cash provided by operating activities during the nine months ended September 30, 1996 was $1,212,000, as compared to cash provided by operating activities of $1,684,000 for the same period of the prior year. The components of cash flows provided by operating activities during the nine months ended September 30, 1996 were net income ($471,000), depreciation and amortization ($239,000), a decrease in accounts receivable ($40,000), other assets ($33,000), increases in accounts payable ($569,000), accrued expenses ($158,000), accrued income taxes ($17,000), and pension retirement benefits ($20,000); offset by an increase in inventories ($79,000), prepaid expenses ($193,000) and an increase in prepaid income taxes ($63,000).

During the nine months ended September 30, 1995, the net loss for the period of $161,000 was offset by depreciation and amortization ($163,000), non-cash compensation expense ($33,000), decreases in accounts receivable ($65,000), inventory ($566,000), prepaid expenses ($54,000), increases in accounts payable ($749,000), accrued expenses ($237,000), accrued income taxes ($16,000) and accrued pension and post retirement benefits ($7,000); all of which was offset by an increase in other assets ($12,000) and a deferred tax benefit ($33,000).

The cash flow from operating activities during the nine months ended September 30, 1995 was principally attributable to a decrease in inventories and increases in accounts payable and accrued expenses at Polychem from the date of acquisition. However, the Company has continued to focus on the management of accounts receivable and inventories, resulting in lower levels of line of credit utilization and a resultant lower interest cost as a percentage of net sales. In addition, the Company continues to utilize increases in accounts payable in order to take advantage of trade credit available as opposed to increasing borrowings under its revolving credit facilities.

Net cash used in investing activities for the nine months ended September 30, 1996 was $1,029,000 as compared to cash used in the nine months ended September 30, 1995 of $3,760,000. During the nine months ended September 30, 1996, the Company made an investment in the form of a subordinated debenture in Lavelle Company of $450,000 and an investment of $250,000 in Wickersham Printing Co., Inc. in the form of convertible preferred stock. Also, the Company purchased property and equipment of $14,000 and made advances of $316,000 to related parties. During the nine months ended September 30, 1995, cash used in investing activities related to the purchase of net assets of Polychem ($3,780,000) and purchases of property and equipment ($3,000), which were offset by net payments from a related party ($23,000).

                                      (19)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

Net cash provided by financing activities for the nine months ended September 30, 1996 was $2,368,000, compared to cash provided during the same period of the prior year of $2,358,000. The principal components of cash provided from financing activities during the nine months ended September 30, 1996 were proceeds received from the sale of preferred stock ($459,000), common stock and warrants ($1,096,000), common stock issued on exercise of warrants ($1,481,000), warrants ($1,075,000) and a subordinated debenture ($289,000); partially offset by repayments of lines of credit ($1,628,000), term notes and capital leases ($347,000) and preferred stock dividends ($57,000).

During the nine months ended September 30, 1995, cash flows from financing activities included net borrowings under lines of credit ($870,000), borrowings on term notes ($1,952,000), sale of common stock and warrants ($500,000); reduced by principal repayments on term notes and capital leases ($681,000), deferred financing costs ($206,000) and deferred issuance costs ($77,000).

As of September 30, 1996 and December 31, 1995, working capital was $6,405,000 and $2,978,000, respectively. As working capital increased by $3,427,000, the working capital ratio increased from 1.6 to 2.6. The Company's focus on raising capital and managing its principal assets of accounts receivable and inventories has resulted in a stronger liquidity position at September 30, 1996 versus December 31, 1995.

In October, 1996, the Company purchased the stock of Centennial Printing Corporation for $2,850,000, of which $450,000 was cash. In addition, the former owner received $500,000 for his agreement not to compete, and the right to receive $100,000 per year for three years. In addition, the Company has agreed to redeem for cash up to $180,000 of Preferred Stock held by the former owner per quarter commencing April 1, 1997.

The Company has entered into a letter of intent to acquire all of the assets of Ivy Industries, Charlottesville, VA, a privately-owned manufacturer of premium home decorating products, for approximately $3,700,000 in cash and assumption of certain liabilities.

In addition, the Company has announced that its Board of Directors has authorized the repurchase, from time to time, of up to 100,000 shares of its common stock in the open market or in negotiated transactions, depending upon market conditions and other factors.

The Company has no other significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1996.

The $9,000,000 credit facility at Polychem includes a term loan with an

                                      (20)

                           THE EASTWIND GROUP, INC.

-------------------------------------------

outstanding balance of $1,396,000 at September 30, 1996, leaving an aggregate availability of $7,604,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of September 30, 1996, availability under the line of credit, based upon available eligible collateral assets, was $2,676,000, and outstanding borrowings were $170,000.

As of September 30, 1996, Princeton's line of credit balance outstanding was $337,000 against the total available credit facility of $1,000,000.

As of September 30, 1996, the Company had outstanding Class C, D, and A-1 Common Stock purchase warrants. During the nine months ended September 30, 1996, exercises of Class C, Class D and Class A-1 warrants to purchase 86,000, 30,000 and 215,000 shares of common stock, respectively, which generated gross capital proceeds to the Company of $1,481,000. In addition, in May and June 1996, the Company sold warrants through private equity and debt placements for 550,000 shares of Common Stock with exercise prices at $6.00. These additional warrants plus the remaining Class C, Class D and Class A-1 warrants, if fully exercised, would generate additional net capital to the Company of $5,842,000 on the issuance of 1,054,000 shares of common stock. The Company currently anticipates using any such funds, if received, for working capital, including potential acquisitions.

The Company believes that its current cash and available resources, cash generated from operations, and the availability under its lines of credit will be sufficient to fund the Company's operations and expected capital expenditures for the twelve months from September 30, 1996, and to fund the purchase commitments described above, including the purchase of stock pursuant to the open-market purchase program and, if completed, the acquisition of Ivy Industries.

The Company intends to aggressively pursue potential acquisitions. The Company may require additional capital to fund its expansion plans, which may be in the form of private placements or public offerings of debt, equity or convertible securities.

                                      (21)

                           THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION

Item 1:   Legal Proceedings
-------   -----------------

          none


Item 2:   Change in Securities
-------   --------------------

          none


Item 3:   Defaults on Senior Securities
-------   -----------------------------

          none


Item 4:   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          none


Item 5:   Other Information
-------   -----------------

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995:

     When used in this Quarterly Report on Form 10-QSB and in other public statements by the Company and Company officers, the words "estimate", "project", "intend", "believe", "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the intense competition and low barriers to entry in the industries in which the Company competes; (iii) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options and warrants are exercised; (iv) the sensitivity of the Company's businesses to general economic conditions; (v) the timing of orders from, and shipments to, major customers; (vi) the timing of new product sales;
     (vii) the introduction and market acceptance of new products; (viii) factors associated with international sales such as the relative strength of the dollar when compared to the

                                      (22)

                           THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION



Item 5:  Other Information (continued)
-------  -----------------------------

     currencies of the countries into which the Company exports product; (ix) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (x) changes in accounting principles, policies or guidelines; and (xi) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6:  Exhibits and Reports on Form 8K
-------  -------------------------------

     (a)  Exhibits

          none

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                      (23)

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 12, 1996



                                    THE EASTWIND GROUP, INC.
                                    (Registrant)



                                    __________________________________
                                    Paul A. DeJuliis
                                    Chairman and CEO



                                    __________________________________
                                    William B. Miller
                                    Senior Vice President and CFO
                                    (Principal financial and accounting officer)

                                      (24)

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    November 12, 1996

                                    THE EASTWIND GROUP, INC.
                                    (Registrant)




                                    /s/  Paul A. DeJuliis
                                    -------------------------------
                                    Paul A. DeJuliis
                                    Chairman and CEO




                                    /s/  William B. Miller
                                    -------------------------------
                                    William B. Miller
                                    Senior Vice President and CFO
                                    (Principal financial and accounting officer)

                                      (25)