Form 10KSB
period 1996-12-31
EASTWIND GROUP INC
filed 1997-04-15
CIK 867408

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 FORM  10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996.
                                           -----------------

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________


                       Commission File Number:  0-27638
                                                -------

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

Securities registered pursuant to Section 12(b) of the Act:

                                     None
                            ----------------------
                               (Title of Class)


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.10 par value per share
                    --------------------------------------
                               (Title of Class)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No ______
         -----

Based on the closing price on the NASDAQ Small Cap Market on March 31, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $10,475,000.

The number of shares outstanding of the registrant's Common stock, $0.10 par value, was 2,526,482 at March 31, 1997.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 23,633,000.

                                    PART I
                                    ------

ITEM 1    BUSINESS
------    --------

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

The Eastwind Group, Inc. (the "Company") is a holding company formed in August 1993 to acquire and consolidate middle-market manufacturing businesses on an industry by industry basis. The Company focuses on the acquisition of entities that management believes are not performing to potential. Through December 31, 1996, the Company completed four acquisitions which comprise the Company's operating subsidiaries: Polychem Corporation ("Polychem," formerly The Polychem Division of The Budd Company), acquired March 10, 1995; Princeton Academic Press, Inc. ("Princeton," formerly part of Princeton University Press "PUP"), acquired March 10, 1995; Centennial Printing Corporation ("Centennial," formerly a privately-owned full service commercial printer), acquired October 17, 1996; and Ivy-Tygart Acquisition Corp. ("Ivy," formerly a privately-owned manufacturer of finished picture mouldings and frames, finished architectural mouldings, flooring and panelling), acquired December 31, 1996.

Also, as of January 3, 1997, the Company has acquired, through an exchange of common stock, two additional manufacturing companies: Lavelle Company ("Lavelle," formerly a privately-owned sheet metal fabricator and manufacturer of products for the aerospace industry); and Wickersham Printing Company, Inc. ("Wickersham," formerly a privately-owned printer and book manufacturer).

Consistent with its strategy of consolidating industry groups, the Company has formed a new wholly-owned subsidiary, Team Graphics, Inc. ("Team Graphics"), to become the principal entity for current and future consolidation in the printing and graphic arts industry. Accordingly, in March 1997, the Company exchanged a combination of its investments in Princeton, Centennial and Wickersham and cash for all the outstanding stock of Team Graphics, which concurrently became the parent of these printing companies. Gary Stiffler was elected President and Chief Operating Officer of Team Graphics, in addition to his duties as President of Centennial and Wickersham. The Company believes that this consolidation of the printing companies will provide benefits through increased purchasing power, consolidation of general and administrative functions, and, perhaps most importantly, a synergy of printing and binding capabilities to better penetrate the markets of each company.

Each of the Company's subsidiaries are described in detail below. The Company regularly evaluates possible acquisition opportunities, however, as of the date of this Report, no additional acquisitions are probable (i.e., more likely than not to occur).

Financial information by industry segment for the years ended December 31, 1996 and 1995, appears in Note 18 to the consolidated financial statements of the Company, which are provided pursuant to Item 7 of this Report.

POLYCHEM CORPORATION
--------------------

BACKGROUND
----------

Polychem is a wholly-owned subsidiary of the Company, which was formed in February 1995 for the purpose of acquiring substantially all of the assets and business of The Polychem Division of The Budd Company. See "Acquisition." Polychem develops and manufactures custom engineered plastic molded products which are marketed primarily to wastewater treatment plants, as well as to other industrial users.

ACQUISITION
-----------

The Company acquired substantially all of the assets and business of The Polychem Division of The Budd Company through its wholly-owned subsidiary, Polychem, on March 10, 1995, for a purchase price of approximately $6.4 million including transaction costs, of which approximately $2.4 million has been financed by the seller through the issuance of two promissory notes, including a $750,000 retainage note and a $1.63 million term note. The retainage note did not bear interest and was repaid in September 1995. The term note bears interest at 8% per year and is payable in 20 equal consecutive quarterly installments. The quarterly installments commence on March 31, 1998, but if the amount of any such quarterly payment exceeds an amount equal to the net cash flow of Polychem, as defined in such note, for its last fiscal quarter ending prior to the date on which such payment is due, then a portion of the installment may be deferred, subject to certain limitations. At the time of acquisition the fair market value of the assets, based on independent appraisals, exceeded the purchase price by $1,700,000. This excess value was accounted for as a reduction in the net book value of the assets acquired. See "Debt and Encumbrances" below.

The Company is a party to a surety agreement in favor of The Budd Company relating to the purchase by the Company of the business and assets of the Polychem Division, under which the Company has guaranteed all of Polychem's obligations under or contemplated by the asset purchase agreement between the Company and The Budd Company, except that the guaranty does not extend to the term note of Polychem for the Seller financed portion of the purchase price. The guaranty also applies to any indemnification obligations of Polychem under the asset purchase agreement in favor of The Budd Company, which could involve claims for certain environmental matters arising after March 10, 1995, product warranty claims related to products installed or sold by Polychem after that date (even if such product was partially manufactured, installed or sold by The Budd Company prior to that date), and for services performed after that date (even if such services were partially performed by The Budd Company prior to that date).

PRODUCTS
--------

Polychem engineers and produces an extensive line of plastic molded products. Polychem's typical products include, among others, complete non-metallic rectangular clarifier component systems for water and wastewater treatment operations, which are comprised of non-metallic chain, sprockets, stub shafts, wear shoes and other products fabricated to customer specifications; cast nylon elevator buckets for the handling of foundry sand, aggregate, and glass cullet; phenolic sprockets and pulleys for agricultural and mining equipment; bearings for steel mills; extruded thermoset profiles for aircraft applications; and molded conveyor chains and accessories for food packaging, water and wastewater treatment and other material handling applications. Most of the nylon buckets, steel mill bearings and table-top conveyor chain are sold as off-the-shelf items to steel mills and distributors. The majority of the balance of Polychem's products are produced for use in a complete system of wastewater treatment clarifier equipment which Polychem sells to its customers. The latter category is sold primarily as a complete system built to customer specifications, which is usually sold under an order selected from competitive bids. The reaction injection molded ("RIM") nylon products and the injected molded products account for approximately 85% of Polychem's sales; compression molded products comprise the balance of the business.

MANUFACTURING PROCESSES
-----------------------

Polychem's plant is equipped and organized to handle three distinct manufacturing processes by which its diverse line of products is fabricated:
RIM, which produces cast nylon, is used for buckets, stub shafts, and sprockets; compression molding, which produces phenolic moldings, is used for steel mill bearings, timing gears, timing pulleys, and other molded products; and injection molding, which produces engineered resin parts used for wastewater drive and collector chain, and table-top conveyor chain.


Polychem's various products are more easily categorized by these three processes rather than by product type because each of Polychem's many products is created through only one of the processes. In RIM molding, a compound containing a catalyst and a compound containing a promoter are mixed in the mold where a reaction takes place; the combination and percentage of base chemicals and additives determine the properties of the final product. In the compression molding process, phenolic macerate or phenolic laminate is placed in heated molds (approximately 325 degrees) and cured for a specific period of time at pressures up to 3000 PSI. In injection molding, engineered plastic materials are melted and injected into the mold at a controlled temperature and rate. Once in the mold, the plastic is cooled to a shape reflecting the cavity.

Polychem's plant is laid out so that each of its manufacturing processes occupies a separate location. In the Molding Department, products are molded in batches and then sent to the Fabricating Department as complete orders for machining and assembly. Raw materials for all of the manufacturing processes are stored in tanks inside and outside the facility. Polychem's plant operates on a three-shift basis. Most of the employees are interchangeable and have been trained to operate all of the various equipment in their departments, which gives Polychem additional flexibility in scheduling personnel to meet production needs as they arise.

MARKETING AND CUSTOMERS
-----------------------

The Budd Company originally purchased The Polychem Division in 1955. At that time, Polychem produced a complete line of industrial laminates, automotive timing gears, vulcanized fibre and teflon and silicon tape. In recent years, however, Polychem has shifted its focus to manufacturing products designed for the wastewater treatment market, and presently the revenues from wastewater products comprise 83% of Polychem's annual sales volume. The wastewater treatment market is global in nature, and the Company believes the potential exists for Polychem to expand into growing markets for such products in Mexico, Central and South America, Asia, and Eastern Europe.

In addition to non-metallic clarifier component systems for wastewater treatment, Polychem markets its traditional products (such as plastic chain, compression molded phenolic and injection molded plastic components, RIM-processed nylon buckets, phenolic bearings and corrugated fibre products) to the food processing, electronics, steel, automotive, chemical, printing, aerospace, and consumer products industries, among others. Polychem markets its plastic chain, cast nylon buckets, steel mill bearings and compression molded phenolics primarily through distributors. The balance of its products, including its water and wastewater treatment component systems, are sold through Polychem's sales force and agents. In 1996, Polychem's sales force generated 55% of its annual sales revenue (61% in 1995), international distributors accounted for 39% (31% in 1995) and domestic distributors accounted for 6% (8% in 1995). Domestic revenues were approximately 64% and international revenues were approximately 36% in 1996, compared to 56% and 44% in 1995, respectively.

COMPETITION AND STRATEGY
------------------------

Competition with Polychem and its products tends to be fragmented. Many other companies, domestically and internationally, produce one or more products similar to Polychem's, but Polychem believes that none of its competitors offer a similar variety of light-weight plastic products for a variety of industries. Experienced competition exists in each of Polychem's major markets, and many of Polychem's competitors enjoy excellent working relationships with their customers, produce a variety of quality products, and have access to significant resources. These factors, along with product characteristics, reliability, servicing, and pricing form the major competitive factors in Polychem's markets. Many of Polychem's customers and potential customers have long associated it with The Budd Company, a large multinational corporation. Such customers may feel less comfortable using a smaller supplier, especially with regard to reliance on product warranties. Maintaining its image as a stand-alone company forms a key component of Polychem's marketing strategy.

Polychem has four significant competitors in the area of non-metallic rectangular wastewater clarifier systems, of which it considers Envirex to be the most significant. Polychem is believed to possess approximately 30% of this market. However, while Polychem provides product only to clarifier systems in wastewater plants, Envirex has a much broader line of wastewater treatment products that encompass all of the major processes in a treatment plant. FMC and NRG are Polychem's other less substantial (in terms of market share) competitors. Both Envirex and FMC are significantly larger than Polychem. Polychem has three competitors in the market for nylon buckets and five competitors in the market for table-top chains.

Polychem's long-term goals include solidifying its reputation as a leading provider of quality wastewater treatment equipment products; increasing sales of its traditional products by improving existing product lines; and seeking new products to supplement its current line, both from internal research and development and by acquisition.

MATERIALS AND SUPPLIES
----------------------


Polychem's business of manufacturing a broad line of engineered plastics products necessitates the ability to obtain various sources of raw materials, even in periods of short supply. Polychem has developed a strong supply network over the past thirty years, and does not believe the potential for shortages in raw materials exists. At present, Polychem does not maintain more than one month's supply of raw materials beyond the amount required for its scheduled production work.

ENVIRONMENTAL REGULATIONS
-------------------------

Polychem does not anticipate any significant expenses for environmental remediation projects. In the ordinary course of its business, it incurs some cost for oil reclamation, hauling of waste products and normal energy costs associated with recycling and waste disposal. Polychem maintains two environmental permits, one for a dust collection system and the other for its after burner heater. The collected dust is transported to an approved landfill and samples of the dust are periodically analyzed. The heater is used to impregnate phenolic resin into rolls of fabric which are then processed into specific products. Methanol from the heater is processed through an after burner and emits little in the way of contaminants. Polychem maintains seven above ground storage tanks. Two are used to store phenolic resins inside the plant; two store fuel oil; and three outside tanks are used to store other chemicals. There are spill containment systems in place throughout the facility.

Occasionally, there are minor and isolated spills of heat transfer oil, caprolactam and phenolic resins. The latter two quickly solidify in room temperature and the hardened material is removed to an approved landfill; spills of heat transfer oil are cleaned and properly disposed of with other waste products. Polychem has submitted a revised spill prevention and response plan to the Pennsylvania Department of Environmental Resources in May 1994 to which no comments have been received as of the date of this filing.

The Company believes that the Polychem property in Phoenixville, Pennsylvania was first used as a silk mill in the early part of this century and then as a manufacturing site for felt carpet padding. For this reason, the Company commissioned several environmental audits prior to its acquisition of the Polychem Division assets, and no contaminations were found.

EMPLOYEES
---------

Polychem employs 84 employees, of whom approximately 47 are employed on an hourly basis. Hourly employees are members of United Textile Workers of America, AFL-CIO and its affiliate United Food Commercial Workers Local Number 130T (the "Union"). Most are semi-skilled workers. In October 1996, Polychem renegotiated its Union contract, which will expire at the end of September 1999. As of the date of this report, management believes that employee relations are satisfactory.

Polychem has also renegotiated its defined benefit retirement plan for hourly rated employees at its Phoenixville, Pennsylvania plant. As of December 31, 1996, the plan meets ERISA funding requirements; however, there can be no assurances that market performance of plan investments will be sufficient to meet all plan liabilities as they arise.

RESEARCH AND DEVELOPMENT
------------------------

Polychem is the owner of a number of United States and foreign patents and patent applications relating to water treatment plastic products, chain conveyor links, conveyor chain bearings, sprockets with locking mechanisms and a bucket grit elevator system. The ownership of such patents helps Polychem from a marketing standpoint by securing its continued reputation as an innovative competitor in its industry.

Polychem employs eight (8) application engineers who use CAD equipment to design custom wastewater treatment non-metallic rectangular clarifier systems or to alter existing clarifiers to meet changing specification requirements. All new products are evaluated for patent protection. In 1996, Polychem filed two new Patent Applications and as of this report it is not known if they will be approved. The amounts spent on research and development by Polychem were $173,000 and $100,000 for the years ended December 31, 1996 and 1995, respectively.

DEBT AND ENCUMBRANCES
---------------------

To partially finance the acquisition of assets from The Budd Company, Polychem borrowed $2,748,000 from Congress Financial Corporation (the "Loan") pursuant to a Loan and Security Agreement dated March 10, 1995 (the "Loan Agreement"), which provides a maximum credit of $9 million. All of Polychem's assets have been pledged to secure the loans advanced and to be advanced under the Loan Agreement. Of the total amount of the Loan, the term loan portion was $1.77 million, repayment of which is secured by real estate and equipment. The balance of the Loan is a revolving credit accommodation subject to a lending formula limiting availability of funds to the total of 75% of eligible accounts receivable plus the lesser of 55% of eligible inventory or $1,000,000 minus 55% of the undrawn amounts of outstanding letter of credit accommodations for the purpose of purchasing eligible inventory. The financing agreement requires that Polychem maintain compliance with certain financial and non-financial covenants. As of December 31, 1996, Polychem was in compliance with these covenants. Currently, interest rates on the Loans are at a rate of 1.5% in excess of the prime rate established by CoreStates Bank, Philadelphia. The loan is subject to other customary terms and conditions.

The Company has given a limited guarantee to Congress Financial Corporation of the obligations of Polychem under the Loan Agreement, limited to a principal amount of $2.5 million of such indebtedness outstanding.

Polychem has acknowledged the terms of an Intercreditor Agreement between Congress Financial Corporation and The Budd Company pursuant to which The Budd Company has substantially subordinated its rights with respect to promissory notes payable to it by Polychem in favor of Congress Financial Corporation and has agreed to defer its rights of collection for 180 days in the event of a default under the promissory notes.

PRINCETON ACADEMIC PRESS, INC.
------------------------------

BACKGROUND
----------

Princeton was incorporated under the laws of Delaware in June 1993, to complete the acquisition of the book manufacturing operations of PUP. Subsequently, DTF Media, Inc. ("DTF") acquired the shares of Princeton from its founding stockholders in a share exchange. The Company acquired 100% of Princeton's stock from DTF on March 10, 1995. See "Acquisition." Princeton helps organizations manage the process of creating high-quality black and white print work. It provides pre-press, printing, and binding services to publishers, university presses, and other information providers. Other Princeton services include assembly and packaging, order fulfillment and distribution, and overall project management.

ACQUISITION
-----------

The Company acquired all of the issued and outstanding stock of Princeton on March 10, 1995 from DTF in exchange for 220,000 shares of its Common Stock and the assumption of certain liabilities of DTF, including liabilities for certain professional fees and an intercompany obligation payable to Princeton in a principal amount outstanding on that date of $283,005. DTF distributed the Company's Common stock acquired in the exchange to its four stockholders shortly after the exchange. See Item 11, "Securities Ownership of Certain Beneficial Owners and Management-Principal Stockholders." At the time of acquisition the Company assumed the existing book value basis of Princeton's assets upon the original asset transfer in June 1993. The fair market value of those assets exceeded their purchase price by $1,481,000. This excess value was accounted for as a reduction in the book value of the assets.

PRODUCTS
--------

Princeton's products include manufactured books and manuals for publishers, university presses, and other information providers, as well as related services involved in managing the process of creating books and manuals.

MARKETING AND CUSTOMERS
-----------------------

Princeton's customer base is primarily comprised of university presses and traditional book and journal publishers, which are principally concentrated in the Northeastern United States. The majority of Princeton's products consist of short to medium run (under 10,000 copies), high-quality black and white hard cover and paperback books for the university publishing market. PUP accounted for approximately 53% of Princeton's total revenue in its most recent fiscal year, which represents a 16% reduction since Princeton began diversifying its customer base after the acquisition in June 1993. Nonetheless, PUP remains Princeton's most significant client, and Princeton and the Company would suffer material, adverse effects if it were to lose PUP's business. Princeton's management believes that it will continue to enjoy a strong relationship with PUP due to PUP's dependence upon Princeton's equipment and software systems which were specially designed to meet PUP's needs, the familiarity of PUP's personnel with these systems, and the quality of the work produced for PUP. However, there can be no assurances that Princeton's relationship with PUP will continue over the long term, or, if it does, that it will continue at the same level.

COMPETITION AND STRATEGY
------------------------

All phases of Princeton's business are highly competitive. The printing and publishing industries are highly fragmented. While most establishments are relatively small, several of Princeton's competitors are considerably larger or are affiliated with companies which are considerably larger and have greater financial and other resources than both Princeton and the Company. In recent years, consolidation of customers and competitors within Princeton's markets has increased competitive pricing pressures. Currently, approximately 65% of Princeton's projects are competitively bid in the marketplace. The major competitive factors in Princeton's business in addition to price are product quality, customer service, availability of appropriate printing capacity, rapid turnaround, scheduling flexibility, and technology support. Princeton obtains its customers through word-of-mouth referrals as well as through its own sales force, who sell through advertising directories, trade shows, and direct contact. Princeton derives approximately 48% of its business from reprints of prior book runs.

OPERATIONS, MATERIALS AND SUPPLIES
----------------------------------

Although some of Princeton's competitors employ a web printing process capable of handling longer runs of books, Princeton uses sheet fed printing presses, which provide a higher overall print quality and are better suited for shorter (under 10,000 copies) runs. Princeton purchases its paper, film, plate materials, cover stock and ink directly from outside suppliers. As is prevalent in many other manufacturing facilities, Princeton attempts to maintain a just in time inventory policy for its standard paper and cover stock, and a consignment inventory policy for its film and plate materials requirements, whereby such raw materials are delivered on an "as needed" basis. Additional materials may be special ordered as the need arises. Princeton buys its raw materials from multiple sources and is not dependent upon any one supplier for any of its requirements. Management believes that its long-term relationships with these suppliers will enable Princeton to continue to maintain an adequate availability of raw materials for its book manufacturing operations.

The majority of Princeton's typesetting and case binding work is currently contracted to various specialty providers. While most of Princeton's competitors outsource typesetting work, some competitors have in-house case binding capability. Assuming that the demand of its customer base for such service increases at its current rate, Princeton anticipates obtaining its own case binding operation at some point in the future when management feels that the volume of case binding work would support the expense.

The average job's duration is between three and six weeks, which necessitates that the Company maintain a working capital facility of $1 million, of which the average outstanding balance has been approximately $600,000, leaving Princeton with available working capital under the facility of $400,000. Management believes that Princeton's ability to finance its working capital requirements is adequate, but expansion of its customer and revenue base will entail additional, and perhaps significant, working capital requirements.

Princeton's overall business is not significantly seasonal in nature. Princeton holds no patents, licenses, franchises or concessions which are important to its operations.

ENVIRONMENTAL REGULATIONS
-------------------------

Management believes that Princeton's operations comply in all material respects with applicable federal, state and local environmental laws and regulations. Because all of Princeton's film development and ink processes are closed systems in which potentially hazardous substances are recycled or stored for proper disposal in accordance with existing law, it does not anticipate incurring any significant expenditures in order to comply with such laws and regulations that would have a material impact on capital expenditures, earnings or competitive position. In addition, Princeton normally utilizes soy-based inks to lessen any potential adverse environmental conditions. The Company is unaware of investigations, audits or threatened actions related to environmental matters within the last five years, nor is it aware of any ongoing investigations, audits or threatened actions related to environmental matters which occurred prior to that period.

EMPLOYEES
---------

Princeton employs 39 persons full-time, who work one of two shifts per day, depending upon the level of demand. All of Princeton's employees are non-union workers. Princeton occasionally hires additional part-time help at times of peak demand. Princeton has never suffered a work stoppage and believes its employee relations are good.


CENTENNIAL PRINTING CORPORATION
-------------------------------

BACKGROUND
----------

Centennial is a wholly-owned subsidiary of the Company. See "Acquisition." Centennial was organized on June 28, 1977 under the laws of Delaware. It provides high-quality printing services to its clients who are principally located in the eastern United States.

ACQUISITION
-----------

On October 17, 1996, the Company acquired 100% of the capital stock of Centennial. The total consideration paid by the Company was $2,850,000, comprised of 182,232 shares of the Company's Common Stock, 9,000 shares of the Company's Series B Preferred Stock and $450,000 in cash. The acquisition has been accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities of Centennial based on the fair market values at the acquisition date. Such allocation has been based on estimates which may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair market value of the net assets acquired by approximately $6,000,000, which was recorded as goodwill and is being amortized on a straight-line basis over 20 years.

The Series B Preferred Stock issued has a stated value of $100 per share and the holder is entitled to receive cash dividends at a rate of 6% per year. Additionally, the holder of Series B Preferred Stock may require the Company to redeem for cash, equal to the stated value plus accrued dividends, up to 1,800 shares of Series B Preferred Stock during each three month period beginning April 1, 1997.

The holder of the Series B Preferred Stock has requested the initial redemption of 1,800 shares as of April 1, 1997. Due to the significance of the Company's claims under the indemnification provisions of the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") between the Company, Centennial and Centennial Acquisition Corp. (see Item 3 Legal Proceedings) it has not redeemed such preferred shares.

In addition, the Company paid the former owner of Centennial $500,000 in consideration of his agreement not to compete.

The Company agreed to use its best efforts to file a registration statement to register the shares of common stock received by the former owner and to guarantee the aggregate consideration received from resale of the stock to be at least $7.00 per share for one year from the effective date of the registration statement.

The consolidated financial statements for the year ended December 31, 1996 contain the results of operations of Centennial from the date of acquisition (October 17, 1996) through the end of the year.

PRODUCTS
--------

Centennial's products include annual reports, high-quality advertising brochures, pamphlets, and high-profile marketing pieces.

MARKETING AND CUSTOMERS
-----------------------

Centennial's customer base is primarily comprised of pharmaceutical, financial and marketing companies, which are located in the Eastern United States. The majority of Centennial's work consists of high-quality, multicolor pieces with typical run lengths of approximately 15,000 copies. In 1996, five customers represented 36% of Centennial's revenue. Centennial's management believes Centennial enjoys a strong relationship with these customers: however, there is no assurance that these customers will continue to purchase from Centennial at historical levels.

COMPETITION AND STRATEGY
------------------------

Centennial's business is highly competitive. The printing industry is very fragmented. While most of Centennial's competitors are relatively small, several competitors are considerably larger or are affiliated with companies which are considerably larger and, therefore, have greater financial and other resources than either Centennial or the Company. In recent years, consolidation of customers and competitors within Centennial's markets has increased competitive pricing pressures. Currently, nearly all of Centennial's projects are competitively bid. The major competitive factors in Centennial's business, in addition to price, are product quality, customer service, rapid turnaround, scheduling flexibility, and technology support. Centennial obtains its customers through its in house sales force and customer referrals.

Centennial also intends to grow through the purchase of additional printing equipment that will increase its capabilities and, therefore, its product offerings and, also, enhance its competitive position through lower costs.

OPERATIONS, MATERIALS, AND SUPPLIES
-----------------------------------

Although some of Centennial's competitors employ a web printing process capable of handling longer runs, Centennial uses the sheet fed printing process, which provides a higher overall print quality demanded by its customers and is more cost-effective for shorter multicolor runs. Centennial purchases its key supplies (paper, film, plates, and ink) directly from outside suppliers. Centennial maintains adequate inventory levels of film, plates, and ink through consignment programs with key suppliers. This ensures "just-in-time" purchasing together with more efficient cash flow. Since paper is the largest dollar component of material, specific quantities will be ordered upon receiving a customer purchase order. Financial efficiencies are achieved by overall volume purchasing resulting in discounts, improved terms, and rebates. Centennial purchases its supplies via a network of suppliers and is not dependent upon any one supplier for any of its requirements.

Centennial outsources certain work for which it does not currently have existing plant capabilities. Film lamination, perfect binding, foil stamping, and die-making are examples of such outsourcing. Centennial expects to increasingly utilize the capability of other Company subsidiaries to conduct these operations in the future.

The typical duration of Centennial's jobs is two weeks from purchase order to delivery, which requires the Company to maintain borrowing capacity under a working capital line. The current working capital line of $2.75 million is, at present, deemed adequate to effectively operate the business.

Centennial's overall business is not subject to any significant seasonal fluctuations other than the heavy load of corporate annual reports in the March-April timeframe.

ENVIRONMENTAL REGULATIONS
-------------------------

Management believes that Centennial's operations comply in all material respects with applicable Federal, state, and local environmental laws and regulations. Because all of Centennial's film development and ink processes are closed systems in which potentially hazardous substances are recycled or stored for proper disposal in accord with existing law, it does not anticipate incurring any significant expenditures in order to comply with such laws and regulations that would have a material impact on capital expenditures, earnings or competitive position. In addition, Centennial utilizes soy-based inks exclusively, to lessen any potential adverse environmental conditions. The Company is unaware of investigations, audits or threatened actions related to environmental matters within the last five years, nor is it aware of any ongoing investigations, audits, or threatened actions related to environmental matters which occurred prior to that period.

EMPLOYEES
---------

Centennial employs 135 persons full-time, who work one of two shifts per day depending on the level of demand.

Centennial maintains a part-time staff for use in its fulfillment and linework areas. Centennial is a nonunion facility and believes its employee relations are good.

IVY-TYGART ACQUISITION CORPORATION
----------------------------------

BACKGROUND
----------

Ivy is a majority-owned (92.5%) subsidiary of the Company, which was formed in October 1996 for the purpose of acquiring substantially all of the assets of Tygart Moulding Corp. See"ACQUISITION." Ivy serves three market areas: architectural hardwood trim for the residential building trade, picture moulding for the picture wholesale trade, and retail picture framing through four retail stores. The three segments of the business do business under the names Tygart Moulding, Ivy Industries, and Picture Parts, respectively.

ACQUISITION
-----------

Ivy acquired substantially all of the assets and business of Tygart Moulding Corp. on December 31, 1996, for a purchase price of approximately $3,764,000, of which approximately $3,304,000 was financed as follows: a 20-year term note of approximately $1,804,000, which bears interest at rates ranging from 7.3% to 10.25%; a 20-year term note of $300,000 which bears interest at 9.4%; a 3-year term note of $450,000 which bears interest at 4 1/2% over the prime rate; and a line of credit of $750,000 which bears interest at 3 1/2% over the prime rate. In addition, pursuant to the terms of this asset purchase agreement, Ivy assumed liabilities of Tygart Moulding Corp. relating to trade payables, accrued expenses, and capital leases totalling approximately $450,000. At the time of acquisition the fair market value of the assets, based upon independent appraisals, exceeded their purchase price by $1,843,000. This excess was accounted for as a reduction in the net book value of the assets.

PRODUCTS
--------

The Tygart part of the business manufactures hardwood flooring and trim products for the residential homebuilding market. These items are sold through distributor/dealers, directly to the homeowner or contractor. A sales force comprised of independent representatives promotes these products to major contractors in their territory.

The Ivy Industries segment finishes picture moulding obtained from Tygart and sells it to the picture frame industry. Its sales force consists of manufacturers' representatives who present Ivy's products to distributors, picture frame dealers and a OEM accounts.

The Picture Parts segment of the business consists of four (4) retail stores which sell picture frames manufactured by Ivy Industries and products from other related framing accessory companies.

MANUFACTURING PROCESSES
-----------------------

Tygart purchases lumber in plank form, kiln dries it as needed, and mills it into a desired pattern.

Ivy's finishing process consists of applying various coatings to the picture moulding to achieve the desired result. Ivy also finishes Tygart's product for those customers who want their material "pre-finished" as opposed to having to finish it after installation in their home.

COMPETITION AND STRATEGY
------------------------

The picture moulding industry is fragmented. There are a few very large entities that manufacture and import, and a significant number of very small manufacturers. Ivy is positioned at the upper end of the quality spectrum and between these two extremes in terms of size.

Ivy's goals include solidifying its position in the traditional high-end niche for all of its products and expanding its markets to gain a foothold in other areas such as more machine intensive finishes that do not compete with the former.

ENVIRONMENTAL REGULATIONS
-------------------------

Management believes that Ivy's operations comply in all material respects with applicable federal, state and local environmental laws and regulations. Ivy's paints and solvents are formulated to minimize undesirable qualities; wastes are collected and disposed of through a licensed disposal agent and are then remitted to a licensed disposal facility. The Company is unaware of investigations, audits or threatened legal actions related to environmental matters within the last five years, nor is it aware of any ongoing investigations, audits or threatened legal actions related to environmental matters which occurred prior to that period.

EMPLOYEES
---------

Ivy employs approximately 95 full-time and 5 part time employees. All Ivy facilities are non-union. Management believes that relationships with its employees are very good.

ITEM 2    PROPERTY
------    --------

POLYCHEM PROPERTY AND EQUIPMENT
-------------------------------

Polychem operates from a 220,000 square foot facility in Phoenixville, Pennsylvania, which it owns, subject to a mortgage with Congress Financial Corp. See "Polychem Corporation-Debt and Encumbrances," above. Polychem uses approximately 120,000 square feet for manufacturing and warehousing, and 20,000 square feet for offices. Polychem leases approximately 33,000 square feet of its facility as warehouse space to a wholesale distributor of imported outdoor furniture. The lease continues until December 1999 at a rental rate of $92,000 per year, net of utilities. Polychem leases an additional 7,200 square feet of the facility as equipment storage space to an environmental clean-up firm. That lease continues until December 1997 at a rental rate of $21,000 per year. An additional 40,000 square feet of warehouse space is available for lease at the facility.

Polychem either owns or leases, through capital leases, all of the equipment required to conduct its business. The equipment is comprised of compression molding presses, transfer molding presses, injection molding presses, reactors, dispensers and RIM press lines for nylon-6 operations, a complete fabrication shop with state of the art computerized numerical control equipment and a computer aided design center. Polychem capital expenditures were $177,000 and $41,000 in 1996 and 1995, respectively, nearly all of which were funded by capital leases. In 1997, capital expenditures are expected to be approximately $270,000. Polychem considers its equipment to be in good operating condition and adequate for its present needs, as well as near term expanded business volume.

Management believes that all of Polychem's real and personal property is adequately covered by insurance.

PRINCETON PROPERTY AND EQUIPMENT
--------------------------------

Princeton's operations are housed in a facility in Lawrenceville, New Jersey comprised of approximately 42,700 square feet, which it leases from PUP at a gross rate (excluding electric) of $6.45 per square foot. The term of the lease extends until June 30, 1997, Princeton considers its plant to be well maintained and suitable for the purpose intended.

Princeton's products are manufactured on equipment which in most cases is owned by Princeton, although it leases computers and electronic printing systems which are subject to more rapid obsolescence. Capital expenditures including capital leases amounted to approximately $295,000 in 1996, $14,000 in 1995, and $146,000 in 1994. In 1997, capital expenditures are expected to be less than $50,000. Princeton considers its equipment to be in good operating condition and adequate for its present needs, as well as near term expanded business volume.

Management believes that all of Princeton's real and personal property is adequately covered by insurance.

CENTENNIAL PROPERTY AND EQUIPMENT
---------------------------------

Centennial's operations are housed in a facility in King of Prussia, Pennsylvania comprised of approximately 50,000 square feet, which it leases. The term of the lease extends until June 30, 2002 at a rate of $5.65 per square foot (excluding electric) through December 1999 and $6.35 per square foot (excluding electric) for the remaining term. Centennial considers its plant to be well maintained and suitable for the purpose intended.

Centennial's products are manufactured on equipment which, in most cases, is leased by Centennial, because computers and electronic printing systems are subject to more rapid obsolescence. In 1997, capital expenditures are expected to approximate $250,000, which are anticipated to be funded by capital leases. Centennial considers its equipment to be in good operating condition and adequate for its present needs, as well as near term expanded business volume.

Management believes that all of Centennial's real and personal property is adequately covered by insurance.

IVY PROPERTY AND EQUIPMENT
--------------------------

Ivy operates from a 71,000 square foot facility in Charlottesville, Virginia, which it owns, subject to mortgages. Approximately 5,000 square feet of this is office space. In addition, Ivy operates a 70,000 square foot complex in Beverly, West Virginia, which it owns, subject to a mortgage. The retail stores operate from leased space in its Charlottesville, Richmond, Hampton, and Virginia Beach locations. Typical lease terms are for five years, but certain leases have options for longer terms. On average, the stores have approximately two (2) years remaining on their leases.

Ivy owns all of the equipment required to conduct its business, subject to a term loan and three capital leases. This consists of wood drying, surfacing, ripping, and milling equipment for Tygart, and sanding and spraying equipment for Ivy. Ivy considers its equipment to be in reasonable operating condition.

Management believes that all of Ivy's real and personal property is adequately covered by insurance.

ITEM 3    LEGAL PROCEEDINGS
------    -----------------

CENTENNIAL
----------

Centennial, through its ultimate parent, The Eastwind Group, Inc., instituted a Demand for Arbitration with the American Arbitration Association on March 31, 1997 against the former owner of Centennial pursuant to the indemnification provisions of the Merger Agreement between Centennial and the Company. The Demand for Arbitration asserts various theories of recovery, including the matters referred to in the paragraph below, and seeks damages of at least $4.5 million as well as an order terminating obligations of Centennial to the employee under the purported employment agreement referred to in the paragraph below. At this time management is unable to state whether an outcome favorable to the Company is either probable or remote, nor can management assess the amount or range of expected recovery in the event of a favorable outcome.

An employee of Centennial filed a lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania on April 7, 1997, naming Centennial and the Company as defendants. Although the employee has not been terminated and although Centennial continues to pay the employee all of his entitlements under a purported employment agreement allegedly entered into between Centennial and the employee in November 1994, the theory of the litigation appears to be a breach of contract based upon an alleged modification of the terms of his employment, and an alleged demotion. Simultaneously, a companion action was instituted by the employee against the same defendants with the Pennsylvania Human Relations Commission based on alleged age discrimination. Centennial does not believe that the employee's allegations have merit and intends to vigorously defend both actions. However, at this time, management is unable to state whether an outcome unfavorable to Centennial in either action is either probable or remote, nor can management assess the amount or range of exposure in the event of an unfavorable outcome in either proceeding.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

None

                                    PART II
                                    -------

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------    ----------------------------------------------------------------
          MATTERS
          -------

The Company's Common stock is currently traded on the Nasdaq Small Cap Market, under the symbol "EWND". Prior to its listing on the Nasdaq Small Cap Market on May 28, 1996, the Company's Common Stock traded on the Nasdaq Electronic Bulletin board, under the symbol EWND. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock of the Company as reported by Nasdaq, with respect to the period during which the Company's Common Stock was traded on the Nasdaq Small Cap Market and, prior to that, by the National Quotation Bureau. The quotations reported by the National Quotations Bureau represent prices between dealers and do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions. The number of holders of record of the Company's Common Stock as of March 31, 1997 was approximately 1,900.

The market price per share by quarter was:

               Three months ended            High       Low
               ------------------            ----       ---
               December 31, 1995/(1)/        $ 9        $ 8
               March 31, 1996                $ 9        $ 6 1/2
               June 30, 1996                 $11 1/2    $10
               September 30, 1996            $11 1/4    $ 7 29/32
               December 31, 1996             $ 8 15/16  $ 4 1/2
               March 31, 1997                $ 7        $ 4 3/4

               /(1)/ The Company's initial trading on the Nasdaq Electronic Bulletin Board occurred on November 13, 1995.

The Company has not paid any cash dividends to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. Moreover, payment of dividends is limited or prohibited under certain restrictions in the loan agreements of its subsidiaries, which would be necessary to provide the cash for any such dividends. It is the present intention of management to utilize all earnings from operations for working capital of the Company.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. In connection with the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995, the Company is including this cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the control of the Company, include the Company's ability to (i) identify and capitalize on possible acquisition opportunities, (ii) obtain suitable financing to support its expansion objectives, (iii) manage its growth, (iv) achieve operating efficiencies associated with the acquisitions of separate businesses, and (v) integrate the operation of separate businesses and the operating subsidiaries' ability to successfully compete in their respective markets. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations are correct. All forward looking statements are expressly qualified in their entirety by this Cautionary Statement.

BACKGROUND AND BASIS OF PRESENTATION
------------------------------------

Although the Company was formed in August 1993, no significant business operations were conducted until March 10, 1995 when the Company acquired the shares of Princeton from DTF and the Company's wholly-owned subsidiary acquired the assets of The Polychem Division of The Budd Company.

The acquisitions of Princeton, Polychem, Centennial and Ivy were accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets of the acquired business are generally valued at their fair market value on the date of acquisition, with the amount by which the purchase price differs from the aggregate fair market value of the acquired assets treated as goodwill or negative goodwill. The results of the operations of the acquired businesses are included with the results of operations of the Company beginning on the date of acquisition.

Because the acquired businesses were part of larger operations or were privately held prior to their acquisition, their results of operations prior to the date of acquisition may not be indicative in evaluating results of operations which may be expected in the future.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

Results of Operations are presented for the years ended December 31, 1996 and 1995. Results of Operations in 1996 include the Company and its three wholly-owned subsidiaries, Princeton, Polychem and Centennial, the latter from October 17, 1996 (date of acquisition) through December 31, 1996. Ivy was acquired as of the close of business on December 31, 1996; therefore only the acquisition balance sheet is included in the Company's consolidated financial statements as of that date.

The following table sets forth certain statement of operations items as a percentage of total net sales for the periods indicated:

                                              Year  Ended  December  31,
                                              --------------------------
                                              1996                  1995
                                              ----                  ----
Net sales                                     100.0%               100.0%
Cost of goods sold                             75.3                 78.0
                                              -----                -----
     Gross Profit                              24.7                 22.0
Selling, general
 and administrative                            20.3                 19.6
                                              -----                -----
     Operating income (loss)                    4.4                  2.4
Interest expense                                3.0                  4.2
Interest and dividend income                    1.0                   -
                                              -----                -----
Income (loss) before income taxes (benefit)     2.4                 (1.8)
Income taxes (benefit)                          1.1                 ( .1)
                                              -----                -----
Net income loss (%)                             1.3%                (1.7%)
                                              =====                =====

Net sales for the year ended December 31, 1996 were $23,633,000, compared to $15,434,000 for the prior year. The principal reasons for the significant increase in net sales in 1996 versus 1995 was the inclusion of net sales from Polychem for the entire year versus the period from March 10, 1995 (the date of acquisition) through December 31, 1995, and an increase in Polychem's 1996 overall sales over the 1995 annualized level of 21%, plus the inclusion of net sales of Centennial from October 17, 1996 (the date of acquisition) through December 31, 1996, of $3,284,000.

Polychem's net sales increased by 21% over 1995 annualized sales principally due to an increase of 24% in net sales to foreign customers together with a significant increase in domestic sales of replacement parts for existing water treatment installations.

Net sales for Princeton in 1996 reflected a decrease of 1.6% from 1995. Increased competition and the related pricing pressures were the major contributors to the decline in revenues. Princeton's largest customer remains PUP, which accounted for $2,899,000 and $2,453,000 of net sales, in 1996 and 1995, respectively. Princeton's revenue from reprints (as opposed to the printing of new titles) represented approximately 45% of Princeton's net sales for 1996, down approximately 3 percentage points from 1995.

Gross profits for the year ended December 31, 1996 were 24.7%, as compared to 22.0% in 1995. Gross profits were $5,839,000 and $3,390,000, for 1996 and 1995, respectively. This increase in gross profits is principally due to Polychem realizing a 1.7 percentage point increase in 1996 (a full year of operations) over 1995. The products which Polychem provides to its customers have widely varying gross margins, even within the water treatment product line, dictated by whether the product is manufactured by the Company (higher margins) or purchased from outside sources and packaged for customers (lower margins). Polychem's 1997 gross profits are expected to hold at approximately the 1996 level. International sales traditionally generate higher profits. Other factors impacting gross profits at Polychem, namely materials cost, labor costs, and manufacturing overhead, are expected to be consistent with the experience in 1996 with an improvement in gross profits due to anticipated increased volume in future periods.

Princeton's gross profit percentage was down .2 percentage points due to overhead being borne by slightly lesser volume. Centennial's gross profits achieved an expected 23.3% for the two and one-half month period of inclusion in the consolidated statement of operations.

Selling, general and administrative expenses totalled $4,795,000 and $3,009,000 for 1996 and 1995, respectively. The increase in selling, general and administrative expenses in 1996 was principally due to the inclusion of Polychem for an entire year in 1996, versus a shorter period in 1995 (March 10, 1995 through December 31, 1995). This accounted for $591,000 of the increase. Princeton's selling, general and administrative expenses decreased by approximately 8.5%, principally due to personnel cutbacks toward the end of 1996. Due to the nature of Princeton's business, the impact on sales of an expanded sales force is not expected to have a significant impact on revenue generation until the second quarter of 1997. Centennial's selling, general and administrative expenses of $667,000 are included from its date of acquisition (October 17, 1996). Significant streamlining of selling, general and administrative functions took place in November 1996 and is expected to have a favorable impact on 1997 expense levels. In addition, corporate overhead relating to the holding company, principally relating to salaries, facility costs and professional fees, made up the remaining increase in selling, general and administrative expenses.

Interest expense for 1996 was $716,000 or 3.0% of net sales, 1.2 percentage points lower than 1995. This decrease is due to the significant amount of capital raised by the Company from the last quarter of 1995 through the end of 1996 (see discussion of Consolidated Liquidity below) and the management of Polychem's balance sheet, which resulted in virtually no increase in interest expense for Polychem, which experienced a 50% increase in absolute volume in 1996 versus 1995 (noting that 1995 reflects less than a full year of operations).

Interest and dividend income of $250,000 in 1996 principally reflects the return on investments in Wickersham and Lavelle. As the Company continues to pursue its acquisition and consolidation strategies, the continuation of this investment income will either be reflected as part of operating results or be dependent upon raising additional capital.

Income tax expense was $262,000 for the year ended December 31, 1996 as compared to an income tax benefit of $15,000 in 1995. The 1996 effective tax rate was 45.3% as compared to an effective rate of (5.5%) in 1995. The increase in the effective rate is primarily due to income before income taxes in 1996 of $578,000 compared to a loss before income taxes of $274,000 in 1995; the fact that Polychem's income, for state tax purposes, is not offset by the losses of its parent company and the other operating subsidiaries; and permanent timing differences. These increases were partially offset by a reduction in the valuation allowance recorded in 1995. The valuation allowance was reduced to zero in 1996 since the Company will be able to offset its current taxable income with prior net operating loss carryforwards and estimated payments.

CONSOLIDATED LIQUIDITY OF THE COMPANY AT DECEMBER 31, 1996
----------------------------------------------------------

The Company generated net income of $316,000 during 1996, developing an increase of cash and cash equivalents of $283,000, resulting in a balance of cash and cash equivalents of $710,000 at December 31, 1996.

Cash flows from operating activities provided $1,012,000, resulting from: depreciation and amortization of $505,000; imputed interest of $22,000; deferred income taxes of $41,000; and changes in working capital net of the effect from acquisitions including an increase in accrued expenses, accrued income taxes; and pension and retirement plan benefits of $777,000. These increases in cash were offset by increases in accounts receivable of $118,000, inventories of $93,000, prepaid income taxes of $92,000, prepaid expenses and other assets of $144,000, together with a reduction in accounts payable of $201,000.

Investing activities during 1996 reflected a use of cash of $2,694,000 resulting from the purchase of capital stock of Centennial of $1,241,000; investments in and advancements to Wickersham and Lavelle of $1,393,000; purchase of net assets of Tygart of $10,000 and the purchase of property and equipment of $50,000.

In 1996, net cash provided by financing activities was $1,965,000, including proceeds from the exercise of warrants of $2,527,000; net proceeds from the sale of Common Stock units of $1,019,000; net proceeds from the sale of preferred stock of $929,000 net; proceeds from issuance of a subordinated note payable of $485,000; and borrowings on term notes of $104,000; all offset by cash used for repayment of borrowings under lines of credit of $2,208,000; repayment of principal on term notes of $419,000; repayments of capital lease obligations of $243,000; purchase of treasury stock of $194,000; and payment of cash dividends on preferred stock of $35,000. The 1996 net cash provided by financing activities was principally comprised of proceeds from equity transactions which enabled the Company to repay $2,765,000 of debt principal. This contrasts 1995, in which the primary source of cash was the incurrence of debt.

At December 31, 1996, the Company's working capital was approximately $1,486,000, a decrease of approximately $1,492,000 from December 31, 1995. This decrease in working capital was due principally to the acquisition of the capital stock of Centennial. The Company has no significant capital spending or purchase commitments other than normal commitments under facility and capital leases. The Company's cash requirements for 1997 include principal payments on term loans, capital leases and other debt obligations in the amount of $1,830,000. There are no commitments to purchase significant property, plant and equipment during 1997, however, Polychem, Princeton, Centennial and Ivy plan to purchase approximately $600,000 in equipment during 1997, all of which is expected to be financed through capital leases. Cash flows from operations for 1997, along with borrowings in the ordinary course under existing credit facilities of the Company's subsidiaries, are expected to provide sufficient cash flow to meet the Company's obligations.

Significant investing and financing transactions occurring after December 31, 1996 and prior to filing this Report were: the exchange of 44,537 shares of the Company's Common Stock for all of the outstanding capital stock of Lavelle on January 3, 1997; the exchange of 30,000 shares of the Company's Common Stock for all of the outstanding capital stock of Wickersham on March 19, 1997; the issuance of 150,000 shares of the Company's Common Stock upon the exercise of its Class C and Clifton Warrants generating $450,000 in cash proceeds.

The $9,000,000 line of credit facility at Polychem consists of a term loan with an outstanding balance of $1,307,000 as of December 31, 1996 ($1,219,000 at March 31, 1997), leaving an aggregate availability of $7,693,000 as of December 31, 1996 ($7,781,000 at March 31, 1997) under the line of credit, dependent upon eligible collateral assets. As of December 31, 1996, availability under the line of credit, based upon available eligible collateral assets was $2,421,000 ($1,019,000 at March 31, 1997). The decrease in the availability from December 31, 1996 to March 31, 1997 is a result of the decreased receivable balances, based upon improved collections.

As of December 31, 1996, Princetons line of credit balance outstanding was $344,000 ($320,000 at March 31, 1997) against the total available credit facility of $1,000,000, which is available to Princeton based upon eligible collateral assets.

As of December 31, 1996, Centennial's line of credit balance outstanding was $2,223,000 ($1,949,000 at March 31, 1997) against a total available credit facility of $2,750,000, which is available to Centennial at 80% of eligible accounts receivable.

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

The financial statements required by this Item can be found at pages F-1 to F-23 of this Report.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                   PART III
                                   --------

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------    --------------------------------------------------

The present members of the Board of Directors (all of whom have been elected for a one year term and until their successors have been duly elected and qualified), their ages and positions with the Company are set forth below:

                                           POSITIONS WITH
NAME                         AGE           THE COMPANY
----                         ---           -----------

Paul A. DeJuliis             41            Chairman of the Board of Directors and Chief Executive Officer

John R. Thach                46            President and a Director

Anthony J. Mendicino         49            Senior Vice President, Chief Operating Officer and a Director

William B. Miller            56            Senior Vice President, Chief Financial Officer and a Director

Bruce P. Murray              51            Director

Andrew Panzo                 32            Director

Porter Bibb                  59            Director

Under the securities purchase agreement with Sector Associates, Ltd. ("Sector"), and a voting agreement, Sector was entitled to name one nominee to the Company's Board of Directors, and FAC Enterprises, Inc. and American Maple Leaf Financial Corporation were entitled to jointly name another nominee. Such directors are Messrs. Panzo and Bibb (see Item 12). The following is a summary of the business experience of the Company's directors and executive officers during at least the past five years and their directorships, if any, of companies with a class of securities registered with the Securities and Exchange Commission:

PAUL A. DEJULIIS - CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER
------------------------------------------------------------------------------
and a founder of the Company, has experience in strategic planning, mergers and acquisitions and corporate finance. Prior to assuming his current roles, he was a partner in Phoenix Management Services, Inc., a turnaround consulting firm (1989-91). Previously he was Vice-President, Corporate Finance for Colmen & Co., a national investment banking firm (1987-89), and Manager, Corporate Turnaround Consulting Group for Coopers & Lybrand (1986-87). Mr. DeJuliis was a Director and Officer of Lavelle Aircraft Company, an aerospace manufacturing company which filed for bankruptcy in 1994. Mr. DeJuliis has a B.S. in finance and accounting from the University of Delaware. He is also a certified public accountant.

JOHN R. THACH - PRESIDENT AND A DIRECTOR and a founder of the Company has
----------------------------------------
significant experience in corporate finance, financial planning, marketing and sales. Prior to assuming his current roles, Mr. Thach was an Associate, Vice President and Senior Vice President for Butcher & Co. (1985 to 1987), Philadelphia First (1987 to 1989), and Philadelphia Investment Banking (1989 to
1991), respectively, three regional investment banking firms where he was involved extensively in advisory roles to a number of industrial companies. Other experience includes Mr. Thach's active participation (as an investor and in management) in a number of successful start-ups ranging from the creation of an industrial chemical sales division of a major U.S. corporation to the creation of a municipal waste ash treatment company. Mr. Thach was a Director and Officer of Lavelle Aircraft Company, an aerospace manufacturing company which filed for bankruptcy in 1994. Mr. Thach holds an undergraduate degree from the University of Virginia, and an MBA from the Darden School at the University of Virginia.

ANTHONY J. MENDICINO - SENIOR VICE PRESIDENT, CHIEF OPERATING OFFICER AND A
---------------------------------------------------------------------------
DIRECTOR, was Senior Vice President, Chief Financial Officer and a director of
--------
UTI Energy Corp., a diversified oilfield service company listed on the American Stock Exchange, from 1987 through 1996. Prior thereto, since 1981, Mr. Mendicino served in various capacities for UGI Corporation, initially as Director of Corporate Development and, from 1984, as Treasurer. He holds a degree in engineering from Lehigh University and an MBA from the Wharton School of the University of Pennsylvania.

WILLIAM B. MILLER - SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND A
------------------------------------------------------------------------
DIRECTOR, is a certified public accountant and founder, in 1976, of the public
--------
accounting firm of Kreischer, Miller & Co. in Horsham, PA, which he left in 1987. Prior to the formation of that firm, he was with Price Waterhouse in Philadelphia (1966-71). Mr. Miller also served as Vice President and
Treasurer of WPHL-TV, Inc. in Philadelphia (1971-75); President of Marian Financial Services Corp. in Philadelphia, the real estate finance affiliate of a private bank (1987-92); Chief Financial Officer of Worlco, Inc. in King of Prussia, PA (1990-91), a holding company for an insurance, equipment leasing and commercial mortgage brokerage companies which filed for bankruptcy in 1993; and President of Schulmerich Carillons, Inc. in Sellersville, Pennsylvania (1992-94). Mr. Miller holds an accounting and economics degree from Muhlenberg College.

BRUCE MURRAY - A DIRECTOR, is founder and President of The Bannock Burn Group,
-------------------------
Ltd., a management consulting firm with a national practice specializing in assisting businesses in transition. Prior to the founding of his firm in 1987, he was part of a senior operating turnaround team recruited by The Sun Company to manage Sun Ship in Chester, PA and thereafter part of the senior management group at Sun Carriers, a trucking subsidiary of the Sun Company. Prior to that, Mr. Murray was employed by the U.S. Maritime Administration as the on site representative at the Bath Ironworks in Maine, where he was responsible for managing the Maritime Administration as interests in major ship construction contracts. He is a graduate of the United States Merchant Marine Academy and has a masters degree from Rensselaer Polytechnic Institute. He was formerly Chairman and a Director of the Board of EA Industries, Inc., the stock of which is traded on the New York Stock Exchange.

ANDREW PANZO - A DIRECTOR, is the managing director of American Maple Leaf
-------------------------
Financial Corporation ("AMLF") in Bala Cynwyd, Pennsylvania, an investment banking advisor to the Company which specializes in emerging growth companies. He was the President and is also a director of Sector Associates, Ltd., a publicly-held company. Mr. Panzo was a director of Florida West Airlines, Inc. from July through December 1993. Mr. Panzo was formerly Executive Vice President of HMA Investments, Inc., an investment banking firm at which he managed certain diversified securities investments. He is formerly an associate with Venture Partners, Ltd., of Middletown, Connecticut, a venture capital firm. Mr. Panzo is a graduate of the University of Connecticut and has a masters degree in international business and finance from Temple University.

PORTER BIBB - A DIRECTOR, has been with Ladenburg Thalmann & Co., Inc., New York
------------------------
NY since 1984, currently serving in the capacity of Principal and Co-Director of Corporate Finance. He was formerly a Managing Director of Bankers' Trust Company (1980-1984) and Director of Corporate Development of New York Times Company (1977-1980) and President and Co-Founder of Financial Management, Inc. He is also a Director of one other publicly held company, PMC International, an asset management company. Mr. Bibb is a graduate of Yale University and has studied in graduate programs at New York University, London School of Economics and Harvard Business School.

MANAGEMENT OF OPERATING SUBSIDIARIES
------------------------------------

The following is a summary of the business experience of the management of the Company's operating subsidiaries:

PRINCETON ACADEMIC PRESS, INC.
-----------------------------

B. GRAEME FRAZIER, IV - DIRECTOR OF SALES, has been with Princeton since its
-----------------------------------------
acquisition by DTF, and previously served as its President. Mr. Frazier has extensive experience in graphic arts management and sales, having been Managing Director of Murphy Parker, Inc., a bookbinding company. Mr. Frazier has an economics degree from Trinity College in Hartford, CT.

POLYCHEM CORP.
-------------

THEODORE F. RUTKOWSKI - PRESIDENT, prior to assuming that position, Mr.
---------------------------------
Rutkowski was the General Manager of The Polychem Division of The Budd Company since 1975. He previously served as President of The Budd Company Trailer Division, which was sold in 1985, and was responsible for the restructuring of Greening Donald in Hamilton, Ontario, a Budd Company subsidiary. He has an accounting degree from Rutgers University.

WILLIAM J. CRIGHTON - VICE PRESIDENT AND TREASURER, previously served as the
--------------------------------------------------
divisional controller of The Polychem Division of The Budd Company since 1975. Prior to joining that division he was employed with the automotive division and technical center of The Budd Company. He holds an accounting degree from LaSalle University in Philadelphia and an MBA from Widener University.

J. R. HANNUM - MANAGER OF INTERNATIONAL SALES, PRODUCT DEVELOPMENT AND
----------------------------------------------------------------------
ENGINEERING, had previously served as General Manager of The Polychem
-----------
Division of The Budd Company and as manager of domestic sales, research and development and manufacturing engineering of that division, prior to which he was the plant manager. He has an engineering degree from Villanova University and a masters degree in engineering from Penn State University.

DONALD L. HUTTON - NATIONAL SALES MANAGER, has been with The Budd Company for 36
-----------------------------------------
years, during which time he has served as advertising manager, manager of distributor sales and manager of customer service. He is a graduate of the University of Delaware.

CENTENNIAL PRINTING CORPORATION
-------------------------------

GARY STIFFLER -- PRESIDENT.  Mr. Stiffler has had extensive experience in
--------------------------
operations management in the printing industry. Mr. Stiffler received his MBA from Ashland University in 1987 following his BA in Computer Science from Kent State University in 1981. He held a variety of management positions with R.R. Donnelley & Sons (1981-89), Plant Manufacturing Manager with Banta Corporation (1989-90), General Manager of a $40 million revenue plant for Courier Corporation and Vice President/General Manager of Lehigh Press Lithographics (1994-96) with $50 million in revenue. Mr. Stiffler has had a broad background in establishing and implementing strategic management objectives as well as new technologies in the printing industry.

BILL SIEBERT -- VICE PRESIDENT.   Mr. Siebert has had twenty-one years of
------------------------------
industry experience. Mr. Siebert completed 4 years at the Eastern Montgomery Technical School with a major in General Printing and has attended numerous management seminars and courses that compliment his printing operations experience. Mr. Siebert joined Centennial Printing in 1992 and advanced from Working Foreman to Pressroom Supervisor to Plant Management, and was promoted to V.P. of Operations in November 1996. Prior to joining Centennial, Mr. Siebert held operations positions with four businesses in the printing industry.

HELENE KOLANKO -- CONTROLLER.  Ms. Kolanko graduated from Temple University in
----------------------------
1992 with a B.S. in Accounting. During college, Ms. Kolanko held several accounting positions in the Delaware Valley before joining Arthur Andersen/Philadelphia PA, where she advanced through the audit department until June 1996 when she accepted the Controllership of Princeton Academic Press. In January 1997, Ms. Kolanko was promoted to Controller of Centennial.

IVY-TYGART ACQUISITION CORPORATION
----------------------------------

JOHN C. REID - PRESIDENT.  Mr. Reid has extensive experience in managing and
------------------------
growing small to mid-size companies. Mr. Reid received his MBA from the Darden School at the University of Virginia in 1980; held a variety of executive positions with McDermott International (1980); became VP of Operations for Crutchfield Corporation (1986); and was a principal in start-up of Bingwa Software (1994). Mr. Reid had approximately 225 employees reporting directly to him at Crutchfield and 700 employees reporting directly to him at McDermott.

ALAN PINKERTON -- VICE PRESIDENT-FINANCE.  Mr. Pinkerton received a BA from
----------------------------------------
University of Virginia 1976, joined Ivy Industries as junior accountant (1976), became Controller, Ivy Industries (1983), became Vice President-Finance of Tygart Moulding (1993) until his recent assignment over both divisions.

ITEM 10  EXECUTIVE COMPENSATION
-------------------------------

The following table discloses for the fiscal years ended December 31, 1994, 1995, and 1996, individual compensation information relating to the chief executive officer of the Company and the executive officers of the Company who earned in excess of $100,000 during 1996 (the "Named Executive Officers").

                                  Annual Compensation              Long Term Compensation
                          --------------------------------     -------------------------------
                                                               Restricted
                                               Other Annual      Stock    Options/     LTIP      All Other
Name and                   Salary     Bonus    Compensation     Awards      SARS     Payouts   Compensation
Principal Position          ($)        ($)         ($)            ($)        (#)       ($)         ($)
--------------------       ------     -----    ------------   ----------- --------   -------   ------------
Paul A. DeJuliis\(1)\
Chief Executive Officer
   1996                      204,167     0         4,812           0       75,000       0           0
   1995                      157,917     0         3,661           0      125,000       0           0
   1994                       64,500     0             0           0            0       0           0

John R. Thach\(1)\
President
   1996                      190,321     0         3,841           0       75,000       0           0
   1995                      161,167     0         1,916           0       70,000       0           0
   1994                       77,500     0             0           0            0       0           0

William B. Miller
Chief Financial Officer
   1996                      103,500     0         2,765           0       35,000       0           0
   1995                       70,000     0         1,814           0       70,000       0           0
   1994                            0     0             0           0            0       0           0

(1) Mr. DeJuliis and Mr. Thach received no compensation or other benefits from the Company during fiscal year 1994. The amounts reported above for that year were paid to them by Princeton Academic Press, which is presently a wholly owned subsidiary of the Company, but during 1994, was owned by a corporation not related to the Company.

        Aggregated Option/SAR Exercises in Last Fiscal Year and F/Y End
        ---------------------------------------------------------------
                               Option/SAR Values
                               -----------------

The following table sets forth information with respect to option exercises and fiscal year-end option values for the Named Executive Officers.

                                                                        Number of
                                                                  Securities Underlying              Value of
                              Shares Acquired      Value          Unexercised Options/      Unexercised in-the-money
                                On Exercise       Realized         SARS at FY-End (#)       Options/SARS at FY-End ($)
Name                                (#)             ($)         Exercisable/Unexercisable   Exerciseable/Unexercisable
-----------------             ---------------     --------      -------------------------   --------------------------
Paul A. DeJuliis                     0              ---               41,667 / 158,333               0 / $9,375
John R. Thach                        0              ---               23,333 / 121,667               0 / $9,375
William B. Miller                    0              ---               23,333 / 81,667                0 / $4,375

(1) Based upon the closing price of the Company's Common stock on December 31, 1996 of $4.625.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                     -------------------------------------

The following table sets forth information with respect to option grants during 1996 to the Named Executive Officers.

                                   Number of                    Percent of
                             Securities Underlying            Total Options/
                                 Options/SARs                  SARs Granted             Exercise
                                    Granted                    to Employees               Price              Expiration
Name                                 (#)                      in Fiscal Year             ($/sh.)               Date
------------------          ----------------------            --------------            --------             ----------
Paul A. DeJuliis                 75,000                            26%                   $4.50                  2006
John R. Thach                    75,000                            26%                   $4.50                  2006
William B. Miller                35,000                            12%                   $4.50                  2006

EMPLOYMENT ARRANGEMENTS
-----------------------

Effective as of January 1, 1995, the Company entered into employment agreements with Paul A. DeJuliis and John R. Thach. Each of these agreements provides, based on recently consummated significant acquisitions, for a base salary of $250,000 annually with certain automatic adjustments in the event certain targets relating to the financial performance of the Company are satisfied (incremental increases of $25,000 for each $1.0 million increase in annual pre-tax net income over a base of $1.5 million), together with discretionary bonuses, if any, to be declared by the Board of Directors, but with a provision that at such time as each of their equity stock ownership in the Company is reduced to 10% or less of the total issued and outstanding shares of all classes of equity stock, then such employee shall be entitled to annual minimum incentive compensation equal to 3% of the Company's annual pre-tax net income. These agreements also provide for certain benefits, including vacation, health and medical insurance, reimbursement of certain expenses and stock option plan participation, but only to the extent such benefits are offered to comparable employees by the Board of Directors. Such agreements contain covenants regarding confidentiality of proprietary information of the Company and a restrictive covenant in favor of the Company under certain circumstances. Each agreement has an initial term of five years, and thereafter is annually renewable for successive two-year periods. Such agreements will earlier terminate as a result of the employees death, permanent disability or dismissal for just cause. If the termination results from death or permanent disability, the agreements provide for continuation of base compensation and fringe benefits for a period of six months, but if the termination results from any reason other than death, permanent disability, termination for just cause, or where the employee terminates his employment for good reason, then his base compensation and all existing fringe benefits shall be continued for the balance of the unexpired term of his employment agreement, but in no event for less than one year, after which the employee shall be entitled to all earned and accrued incentive compensation. Moreover, if his termination follows a change of control and the employee owns no more than 20% of the total issued and outstanding securities of the Company, he shall be entitled to a lump sum severance benefit equal to 500% of his annual base compensation.

In May 1995, the Company entered into an employment agreement with William B. Miller. Such agreement provides for a base salary in the first year of $84,000 per year, together with discretionary bonuses, if any, to be declared by the Board of Directors. The base salary will automatically increase to $102,000 per year upon the completion of a significant acquisition by the Company. The agreement also provides for certain benefits, including vacation, health and medical insurance, reimbursement of certain expenses and stock option plan participation, if such are implemented for comparable employees by the Board of Directors. The agreement contains covenants regarding confidentiality of proprietary information of the Company and a restrictive covenant in favor of the Company. The agreement is for a term of one year, and thereafter is annually renewable for successive one year periods, although either party may terminate the agreement upon six months written notice to the other and the Company may discharge the employee at any time with or without cause. If the employee is terminated without cause, the Company shall pay to the employee a severance allowance equal to six months base compensation.

COMPENSATION OF DIRECTORS
-------------------------

Non-employee directors receive no cash compensation, but they participate in a non-qualified stock option plan, under which Messrs. Panzo and Murray received options to purchase 40,000 in 1995 and Mr. Bibb received options to purchase 40,000 shares in 1996. Prior to his employment by the Company, Mr Mendicino also received options to purchase 40,000 shares of Common Stock in 1995. Employee directors receive no compensation in connection with their services as director.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

PRINCIPAL STOCKHOLDERS
----------------------

The following table sets forth, as of March 31, 1997, information with respect to the securities holdings of all persons which may be deemed the beneficial owners of 5% or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding Common Stock, as of such date, of all officers and directors, individually and as a group.

                               Amount & Nature
                                of Beneficial        % of
                                  Ownership       Ownership
                                  ---------       ---------
Paul A. DeJuliis                   517,667\(1)\     17.0%

John R. Thach                      499,333\(2)\     16.5%

William B. Miller                   48,333\(3)\      1.9%

Andrew Panzo                        23,333 \(4)\     0.9%

Bruce P. Murray                     13,333 \(4)\     0.5%

Anthony J. Mendicino                13,333 \(4)\     0.5%

Porter Bibb                         13,333 \(4)\     0.5%

All Officers and Directors
as a group (7 persons)           1,128,667 \(5)\     30.9%

/(1)/ Includes 216,667 shares which may be obtained through currently exercisable warrants and options.
/(2)/ Includes 198,333 shares which may be obtained through currently exercisable warrants and options.
/(3)/ Includes 38,333 shares which may be obtained through currently exercisable warrants and options.
/(4)/ Includes 13,333 shares which may be obtained through currently exercisable options.
/(5)/ Includes 506,665 shares which may be obtained through currently exercisable warrants and options.

Approximately 63% of the outstanding shares of Common Stock on the date of this Report are subject to a Voting Agreement between the Company, Messrs. DeJuliis and Thach, AMLF and FAC Enterprises Inc. ("FAC"). The Agreement provided that all parties will vote their shares of Company Common Stock so that one director shall be nominated by Sector, one director shall be nominated by FAC and AMLF and five shall be nominated by Messrs. DeJuliis and Thach. Sector, FAC and AMLF have nominated Messrs. Panzo and Bibb, pursuant to the Securities Purchase Agreement referenced in Item 12. Messrs. DeJuliis and Thach have nominated, in addition to themselves, Messrs. Miller, Murray and Mendicino.

The Agreement will terminate as to all parties upon the earlier of (i) March 10, 1998 or (ii) the completion of an underwritten public offering which results in cash proceeds of at $7,500,000 and a per share offering price of at least $5.00 per share.

The addresses of Messrs. DeJuliis, Thach, Mendicino, and Miller is 100 Four Falls Corporate Center, Suite 305, West Conshohocken, PA 19428. The address of Mr. Panzo and Sector Associates, Ltd. is 401 City Avenue, Suite 725, Bala Cynwyd, PA 19004. The address of Mr. Bibb is c/o Ladenburg Thalmann & Co., Inc., 540 Madison Avenue, New York, NY 10022. The address of Mr. Murray is c/o Bannock Burn Group, 712 Pheasant Run, Suite Two, Kennett Square, PA 19348. The address of Mr. Frazier is 3175 Princeton Pike, Lawrenceville, NJ 08648.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

EQUITY INFUSION FROM SECTOR ASSOCIATES, LTD.
-------------------------------------------

Effective on March 10, 1995, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") dated January 25, 1995, Sector purchased securities from the Company consisting of 200,000 shares of its Common Stock, 250,000 Class A Common Stock Purchase Warrants, 187,500 Class B Common Stock Purchase Warrants and 250,000 Class C Common Stock Purchase Warrants for an aggregate purchase price in cash of $500,000. The prompt registration of such securities was a requirement of the Securities Purchase Agreement, and following the effectiveness of this registration statement, Sector distributed such securities to its stockholders on a pro rata basis. Pursuant to the Securities Purchase Agreement, Sector was given the unilateral right to determine how to equitably apportion fractional shares and warrants in such distribution. In November 1995, the exercise prices of the Class A, B and C warrants were reduced to $3.00, $4.00, and $6.00 per share from their original exercise prices of $4.00, $5.50, and $8.00 per share, respectively.

The Securities Purchase Agreement contains customary representations, warranties and covenants of the Company for the benefit of Sector and its shareholder distributees of the Company's securities, including customary indemnification provisions. In addition, provision has been made for amendment of the Company's Bylaws to ensure that there shall be a minimum of seven directors and the parties to the Securities Purchase Agreement have entered into a separate voting agreement concerning the election of such directors. Pursuant to that voting agreement, Sector was guaranteed the ability to elect at least one of the seven directors. The Company's Bylaws were further amended pursuant to the Securities Purchase Agreement to provide that any amendment of Bylaw provisions relating to the number of directors or the approval of certain fundamental transactions, as described in the Securities Purchase Agreement, shall require the affirmative vote of 75% of the outstanding shares entitled to elect directors, or, following a Qualified Public Offering as defined in the Securities Purchase Agreement, such number of affirmative votes as otherwise is required under the Delaware General Corporation Law. Some of the supermajority voting requirements expired automatically on September 10, 1996.

DESCRIPTION OF INVESTMENT BANKING ADVISOR AGREEMENTS
----------------------------------------------------

The Company entered into an Investment Banking Advisor Agreement on January 25, 1995 with FAC and AMLF (collectively, the "Investment Advisors"). Pursuant to such Agreement, the Investment Advisors are required to provide certain consulting services of an investment banking and financial relations nature to the Company, in exchange for which the Company issued 40,000 shares of its Common Stock to FAC and 10,000 shares to Andrew Panzo on March 10, 1995.

Pursuant to the Agreement, the Company was also obligated to issue an aggregate of 100,000 additional shares of its Common Stock and an aggregate of 100,000 Class A-1 Warrants to the Investment Advisors, but only upon the satisfaction of certain conditions tied to their performance. The agreement was amended on December 15, 1995 to accelerate delivery of all of these conditional shares and warrants provided that all of the Class A Warrants were exercised before December 31, 1995. As of December 31, 1995, all Class A Warrants had been exercised. Accordingly, the conditional Class A-1 Warrants and Common Stock were issued as of that date.

The Investment Advisors are granted similar registration rights with respect to the Common Stock issued and the conditional shares and warrants issuable to them under the Investment Banking Advisor Agreement as have been granted to Sector. The Investment Advisors are also given similar rights of first refusal, similar indemnification and similar tag-along rights as those given to Sector. The Investment Advisors, acting jointly, retain the right to nominate one director of the Company.

In addition, the Investment Banking Advisor Agreement further provided that the Company will pay the Investment Advisors a monthly fee of $6,000 (the allocation of such aggregate fee between the two investment advisors to be determined by them).  Payment of such fee has been discontinued as of December 31, 1996.

The Investment Banking Advisor Agreement was the product of arm's length negotiation, and the Company believes that the terms of such Agreement are no less favorable than could otherwise have been obtained as of the date of the Agreement.

TRANSACTIONS WITH DTF MEDIA, INC.
--------------------------------

The Company acquired the shares of Princeton in a share exchange with DTF, a company formed by Messrs. DeJuliis and Thach, officers and principal stockholders of the Company, and the other founding stockholders, Graeme Frazier IV and Robert Spahr, who owned the shares of Princeton. Messrs. DeJuliis, Thach and Frazier each received 66,000 shares of Common Stock and Mr. Spahr received 22,000 shares of Common Stock in exchange for all of the outstanding shares of Princeton. In addition, the Company assumed certain specific liabilities of DTF, including certain liabilities for professional fees ($26,000), and an intercompany obligation payable to Princeton in a principal amount of $283,005. The aggregate cost of the shares of Princeton in June 1993 was approximately $596,000. Inasmuch as the share exchange reflected the initial organization of the Company, there was no issue of valuation of the Princeton shares and for accounting purposes the Princeton shares were accounted for on the basis of the initial acquisition of the Princeton assets from PUP.

INVESTMENT IN LAVELLE COMPANY
-----------------------------

In March 1996, The Company invested $450,000 in Lavelle in the form of a subordinated debenture. The debenture matures in March 2001 and pays quarterly interest at a rate of 20% per year. In connection with its investment, the Company has guaranteed the indebtedness of Lavelle under a $900,000 equipment facility. The Company's debenture is subordinate to the equipment facility indebtedness. In addition, the Company has pledged a $100,000 security interest in favor of the equipment facility lender.

Lavelle was incorporated to purchase the net assets of Lavelle Aircraft which was liquidated under Chapter 11 of the U.S. Bankruptcy Law. Lavelle Aircraft is owned by DTM Aerospace, Inc. of which Messrs. DeJuliis and Thach are directors, officers and principal stockholders.

The $450,000 debenture has been recorded as a non-current asset on the balance sheet of the Company. Because of the Company's guarantee and pledge relating to Lavelle's equipment facility, any loss of Lavelle will be recognized by the Company in its statement of operations and recorded as a reduction in the carrying amount of its investment. To the extent Lavelle's losses exceed the amount of the investment, a liability will be recorded on the Company's balance sheet. In 1996, the Company provided working capital advances to Lavelle of $366,000 and earned interest of $121,000 on its debenture investment and such advances.

ITEM 13  LIST OF EXHIBITS AND REPORTS ON FORM 8-K
-------  ----------------------------------------

(a)  LIST OF EXHIBITS
     ----------------

See Exhibit Index appearing immediately under the Consolidated Financial Statements.

(b)  REPORTS ON FORM 8-K
     -------------------

On November 1, 1996, the Company filed a report on Form 8-K reporting the acquisition of Centennial. Financial statements of Centennial were filed on an amendment to such Form 8-K filed on December 31, 1996.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 1997.

                                           THE EASTWIND GROUP, INC.

                                     By:   /s/ Paul A. DeJuliis
                                           ----------------------------------
                                           Paul A. DeJuliis
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in their capacities and on the dates indicated.

SIGNATURE                           TITLE                          DATE
---------                           -----                          ----
/s/ Paul A. DeJuliis
----------------------------
Paul A. DeJuliis                    Chairman of the Board, and     April 15      , 1997
                                    Chief Executive Officer        --------------
/s/ John R. Thach
---------------------------
John R. Thach                       President and Director         April 15      , 1997
                                                                   --------------
/s/ Anthony J. Mendicino
---------------------------
Anthony J. Mendicino                Senior Vice President
                                    and Chief Operating Officer
                                    and Director                   April 15      , 1997
/s/ William B. Miller                                              --------------
---------------------------
William B. Miller                   Senior Vice President
                                    and Chief Financial Officer
                                    and Director                   April 15      , 1997
/s/ Porter Bibb                                                    --------------
---------------------------
Porter Bibb                         Director                       April 15      , 1997
                                                                   --------------
/s/ Bruce P. Murray
---------------------------
Bruce P. Murray                     Director                       April 15      , 1997
                                                                   --------------
/s/ Andrew Panzo
---------------------------
Andrew Panzo                        Director                       April 15      , 1997
                                                                   --------------

                           THE EASTWIND GROUP, INC.
                           ------------------------


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Stockholders' Equity                            F-5

Consolidated Statement of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                                 F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Eastwind Group, Inc.:


We have audited the accompanying consolidated balance sheets of The Eastwind Group, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Eastwind Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
 March 26, 1997

                           THE EASTWIND GROUP, INC.
                           ------------------------



                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                                 December 31,
                                                                                     ------------------------------------
                                                                                            1996               1995
                                                                                     ------------------  ----------------
                    ASSETS
                    ------
Current Assets:
     Cash and cash equivalents                                                             $   709,697        $   426,377
     Accounts receivable, net                                                                7,655,763          4,486,821
     Stock subscription receivable                                                                  --            746,000
     Due from related parties                                                                1,047,354             78,000
     Inventories                                                                             4,001,007          1,911,969
     Prepaid expenses                                                                          203,820             63,912
     Prepaid income taxes                                                                       91,500                 --
                                                                                           -----------        -----------
          Total current assets                                                              13,709,141          7,713,079
Property, plant and equipment, net                                                           7,024,393          1,612,817
Investments in investee companies                                                              700,000                 --
Deferred income taxes                                                                               --            128,312
Goodwill and other assets                                                                    7,024,489            662,278
                                                                                           -----------        -----------
                                                                                           $28,458,023        $10,116,486
                                                                                           ===========        ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
     Lines of credit                                                                       $ 3,626,365        $ 2,135,096
     Current portion of long-term debt                                                         880,012            408,586
     Current portion of capitalized lease obligations                                          848,701             49,708
     Accounts payable                                                                        3,775,002          1,571,010
     Accrued expenses                                                                        2,718,391            397,188
     Accrued income taxes                                                                           --             27,223
     Due to related party                                                                      276,260                 --
     Deferred income taxes                                                                      98,186            146,494
                                                                                           -----------        -----------
          Total current liabilities                                                         12,222,917          4,735,305
                                                                                           -----------        -----------
Long-term debt                                                                               5,537,523          3,087,455
                                                                                           -----------        -----------
Capitalized lease obligations                                                                1,695,229            134,130
                                                                                           -----------        -----------
Accrued pension and postretirement benefits                                                    218,510            200,510
                                                                                           -----------        -----------
Deferred credit, net                                                                           160,224            184,874
                                                                                           -----------        -----------
Deferred income taxes                                                                          382,814                 --
                                                                                           -----------        -----------
Minority interest in consolidated subsidiary                                                    14,927                 --
                                                                                           -----------        -----------
Redeemable Series B Preferred Stock                                                            900,000                 --
                                                                                           -----------        -----------
Commitments and contingencies (Note 16)
Stockholders' Equity:
     Series A Preferred stock, $.10 par value, 3,000,000 shares authorized 1,000
         shares issued and outstanding                                                             100                 --
     Common stock, $.10 par value, 5,000,000 shares authorized, 2,411,482 and
         1,608,250 shares issued and 2,376,482 and 1,608,250 outstanding                       241,148            160,825
     Warrants outstanding                                                                    1,271,597            158,586
     Additional paid-in capital                                                              6,408,621          1,818,215
     Accumulated deficit                                                                      (147,051)          (363,414)
                                                                                           -----------        -----------
                                                                                             7,774,415          1,774,212
     Less- Common stock in treasury, 35,000 shares at cost                                    (193,609)                --
           Notes receivable from sale of stock                                                (240,000)                --
           Deferred compensation                                                               (14,927)                --
                                                                                           -----------        -----------
               Total stockholders' equity                                                    7,325,879          1,774,212
                                                                                           -----------        -----------
                                                                                           $28,458,023        $10,116,486
                                                                                           ===========        ===========


       The accompanying notes are an integral part of these statements.

                           THE EASTWIND GROUP, INC.
                           ------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                              Year Ended December 31,
                                                        -----------------------------------
                                                            1996                   1995
                                                        ------------           ------------
Net sales                                                $23,632,872            $15,433,897
Cost of goods sold                                        17,793,635             12,044,099
                                                         -----------           ------------
     Gross profit                                          5,839,237              3,389,798

Selling, general and administrative expenses               4,795,227              3,008,833
                                                         -----------           ------------
     Operating income                                      1,044,010                380,965

Interest expense                                             716,381                654,513
Interest and dividend income                                 249,982                     --
                                                         -----------           ------------
     Income (loss) before income taxes (benefit)             577,611               (273,548)

Income taxes (benefit)                                       261,927                (14,963)
                                                         -----------           ------------
Net income (loss)                                            315,684               (258,585)

Preferred stock dividends                                     99,321                     --
                                                         -----------           ------------
Net income (loss) available to Common stockholders       $   216,363            $  (258,585)
                                                         ===========           ============
Earnings (loss) per share                                $       .11            $      (.28)
                                                         ===========           ============

Shares used in computing earnings (loss) per share         1,971,137                939,826
                                                         ===========           ============

       The accompanying notes are an integral part of these statements.

                           THE EASTWIND GROUP, INC.
                           ------------------------


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------



                                               Series A                              Additional
                                              Preferred    Common     Warrants        Paid-in     Accumulated   Treasury
                                                Stock      Stock     Outstanding      Capital       Deficit       Stock
                                              ---------  ----------  ------------  -------------  ------------  --------
Balance, December 31, 1994                    $    --     $ 47,000     $     --     $   13,000     $(104,829)   $   --

 Sale of 200,000 shares of Common stock
  and warrants, net of expenses of $368,361        --       20,000       26,328         85,311            --        --
 Issuance of 59,500 shares of Common stock
  to investment bankers                            --        5,950           --         (5,950)           --        --
 Issuance of warrants to
  officers/stockholders                            --           --      137,500             --            --        --
 Issuance of 220,000 shares of Common
  stock for certain assets and liabilities of
  DTF Media, Inc.                                  --       22,000           --       (178,510)           --         --
 Issuance of 10,000 shares of Common stock
  to officer                                       --        1,000           --         19,000            --         --
 Issuance of 26,250 shares of Common stock
  and warrants to noteholders                      --        2,625        7,000         49,875            --         --
 Issuance of warrants to investment bankers        --           --       25,000        (25,000)           --         --
 Issuance of 100,000 shares of Common
  stock to investment bankers                      --       10,000           --        (10,000)           --         --
 Exercise of 487,500 warrants                      --       48,750      (37,242)     1,688,492            --         --
 Issuance of 35,000 shares of Common stock
  to satisfy bridge note                           --        3,500           --        181,997            --         --
 Net loss                                          --           --           --             --      (258,585)        --
                                              -------     --------     --------     ----------    -----------   --------
Balance, December 31, 1995                    $    --     $160,825     $158,586     $1,818,215     $(363,414)   $    --
                                              -------     --------     --------     ----------   -----------    --------
                                                     Note
                                                   Receivable                      Total
                                                   from Sale      Deferred      Stockholders
                                                   of Stock     Compensation      Equity
                                                 ------------   ------------   -------------
Balance, December 31, 1994                      $         --    $       --       $  (44,829)

 Sale of 200,000 shares of Common stock
  and warrants, net of expenses of $368,361               --             --         131,639
 Issuance of 59,500 shares of Common stock
  to investment bankers                                   --             --              --
 Issuance of warrants to
  officers/stockholders                                   --             --         137,500
 Issuance of 220,000 shares of Common
  stock for certain assets and liabilities of
  DTF Media, Inc.                                         --             --        (156,510)
 Issuance of 10,000 shares of Common stock
  to officer                                              --             --          20,000
 Issuance of 26,250 shares of Common stock
  and warrants to noteholders                             --             --          59,500
 Issuance of warrants to investment bankers               --             --              --
 Issuance of 100,000 shares of Common
  stock to investment bankers                             --             --
 Exercise of 487,500 warrants                             --             --       1,700,000
 Issuance of 35,000 shares of Common stock
  to satisfy bridge note                                  --                        185,497
 Net loss                                                 --             --        (258,585)
                                                ------------    -----------    ------------
Balance, December 31, 1995                      $         --    $        --      $1,774,212
                                                ------------    -----------    ------------


       The accompanying notes are an integral part of these statements.



                                  (Continued)

                           THE EASTWIND GROUP, INC.
                           ------------------------

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
          -----------------------------------------------------------

                                                                                                                            Note
                                                 Series A                           Additional                            Receivable
                                                 Preferred   Common    Warrants      Paid-in     Accumulated  Treasury    From Sale
                                                  Stock      Stock    Outstanding    Capital       Deficit     Stock       of Stock
                                                 --------- ---------  -----------  -----------   -----------  ---------  -----------
Balance, December 31, 1995                       $    -    $ 160,825  $  158,586   $ 1,818,215   $ (363,414)  $       -  $        -

     Sale of 1,000 shares of Series A Preferred
          stock, net of expenses of $71,086         100            -     484,344       444,690            -           -           -
     Sale of 200,000 shares of Common Stock
          Units, net of expenses of $181,284          -       20,000     341,694       657,022            -           -           -
     Insurance of warrants to subordinated
          noteholders, net of expenses of $15,010     -            -     196,190             -            -           -           -
     Insurance of 182,232 shares of Common
          stock in connection with Centennial
          acquisition                                 -       18,223           -     1,481,777            -           -           -
     Issuance of warrants to investment
          bankers in connection with Centennial
          acquisition                                 -            -     118,800             -            -           -           -
     Issuance of warrants to investment
          bankers                                     -            -      32,850       (32,850)           -           -           -
     Exercise of 421,000 warrants                     -       42,100     (60,867)    2,039,767            -           -    (240,000)
     Purchase of 35,000 shares of Common
          stock for treasury                          -            -           -             -            -    (193,609)          -
     Deferred compensation related to Ivy
          acquisition                                 -            -           -             -            -           -           -
     Dividends                                        -            -           -             -      (99,321)          -
     Net Income                                       -            -           -             -      315,684           -           -
                                                ---------  ---------  ----------   -----------   -----------  ---------  -----------
Balance, December 31, 1996                       $  100    $ 241,148  $1,271,597   $ 6,408,621   $ (147,051)  $(193,609) $ (240,000)
                                                =========  =========  ==========   ===========   ===========  ========== ===========
                                                                      Total
                                                      Deferred     Stockholders'
                                                    Compensation      Equity
                                                    ------------   -------------
Balance, December 31, 1995                           $        -     $ 1,774,212

     Sale of 1,000 shares of Series A Preferred
          stock, net of expenses of $71,086                   -         929,134
     Sale of 200,000 shares of Common Stock
          Units, net of expenses of $181,284                  -       1,018,716
     Insurance of warrants to subordinated
          noteholders, net of expenses of $15,010             -         196,190
     Insurance of 182,232 shares of Common
          stock in connection with Centennial
          acquisition                                         -       1,500,000
     Issuance of warrants to investment
          bankers in connection with Centennial
          acquisition                                         -         118,800
     Issuance of warrants to investment
          bankers                                             -               -
     Exercise of 421,000 warrants                             -       1,781,000
     Purchase of 35,000 shares of Common
          stock for treasury                                  -        (193,609)
     Deferred compensation related to Ivy
          acquisition                                   (14,927)        (14,927)
     Dividends                                                          (99,321)
     Net Income                                               -         315,684
                                                    ------------   -------------
Balance, December 31, 1996                           $  (14,927)    $ 7,325,879
                                                    ============   =============

       The accompanying notes are an integral part of these statements.

                           THE EASTWIND GROUP, INC.
                           ------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                         Year Ended December 31,
                                                                                        -------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
Cash Flows From Operating Activities:
     Net income (loss)                                                                   $   315,684   $  (258,585)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
        Depreciation and amortization                                                        529,387       243,485
        Amortization of deferred credit                                                      (24,650)      (24,650)
        Imputed interest                                                                      21,952        69,997
        Deferred income tax provision (benefit)                                               40,794       (42,186)
        Noncash compensation expense                                                              --        32,500
        Changes in assets and liabilities, net of effect from acquisitions
          (Increase) decrease in-
             Accounts receivable                                                            (117,925)     (267,371)
             Inventories                                                                     (93,156)      771,640
             Prepaid expenses                                                                (94,900)       64,558
             Prepaid income taxes                                                            (91,500)           --
             Other assets                                                                    (48,756)        4,516
          Increase (decrease) in-
             Accounts payable                                                               (201,311)      213,680
             Accrued expenses                                                                786,000       270,760
             Accrued income taxes                                                            (27,223)       27,223
             Accrued pension and postretirement benefits                                      18,000        20,001
                                                                                         -----------   -----------
               Net cash provided by operating activities                                   1,012,396     1,125,568
                                                                                         -----------   -----------
Cash Flows For Investing Activities:
     Net payments from (transfers to) related parties                                             --        13,000
     Purchase of property and equipment                                                      (49,777)      (29,111)
     Purchase of net assets of Polychem, net of cash acquired                                     --    (3,897,463)
     Purchase of capital stock of Centennial                                              (1,241,226)           --
     Purchase of net assets of Ivy, net of cash acquired                                     (10,355)           --
     Investments in and advances to investee companies                                    (1,393,094)           --
                                                                                         -----------   -----------
               Net cash used in investing activities                                      (2,694,452)   (3,913,574)
                                                                                         -----------   -----------
Cash Flows From Financing Activities:
     Net borrowings (repayments) under lines of credit                                    (2,207,940)    1,450,266
     Borrowings on term notes                                                                104,000     1,952,000
     Repayments of term notes                                                               (418,881)     (290,392)
     Repayments of capitalized lease obligations                                            (242,677)      (26,935)
     Repayment of seller note                                                                     --      (750,000)
     Deferred financing costs                                                                     --      (206,195)
     Proceeds from sale of Preferred stock, net of expenses                                  929,134            --
     Proceeds from exercise of warrants                                                    1,781,000            --
     Collection of stock subscription receivable                                             746,000            --
     Proceeds from sale of Common Stock Units, net of expenses                             1,018,716     1,085,639
     Proceeds from issuance of subordinated note payable and warrants, net
      of expenses                                                                            484,990            --
     Payment of dividends                                                                    (35,357)           --
     Purchase of Common stock for treasury                                                  (193,609)           --
                                                                                         -----------   -----------
               Net cash provided by financing activities                                   1,965,376     3,214,383
                                                                                         -----------   -----------
Net Increase in Cash and Cash Equivalents                                                    283,320       426,377

Cash and Cash Equivalents, Beginning of Year                                                 426,377            --
                                                                                         -----------   -----------
Cash and Cash Equivalents, End of Year                                                   $   709,697   $   426,377
                                                                                         ===========   ===========

       The accompanying notes are an integral part of these statements.

                           THE EASTWIND GROUP, INC.
                           ------------------------



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1. COMPANY BACKGROUND:
   -------------------

The Eastwind Group, Inc. (the "Company") is a management holding company which has four operating subsidiaries, Princeton Academic Press, Inc. ("Princeton"), Polychem Corporation ("Polychem"), Centennial Printing Corporation ("Centennial") and Ivy-Tygart Acquisition Corp. ("Ivy"). Princeton is engaged in the printing and binding of books and related activities. Polychem manufactures and sells clarifier components for waste water treatment applications and other plastic molded products, including buckets, sprockets and bearings. Centennial provides high quality printing services. Ivy manufactures and sells premium home decorative products to retailers and the home construction industry.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Principles of Consolidation
---------------------------


The consolidated financial statements include the accounts of the Company and its subsidiaries. All of the subsidiaries are wholly owned except for a 7.5% interest in Ivy. All intercompany accounts and transactions have been eliminated in consolidation.



Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Cash and Cash Equivalents
-------------------------

The Company's cash management system provides for the short-term investment of cash and the transfer or deposit of sufficient funds to cover checks as they are submitted for payment. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1996.


Inventories
-----------

Inventories consist of raw materials, work-in-process, and finished goods. Work-in-process and finished goods include raw materials, direct labor and a portion of manufacturing overhead. The inventories of Polychem and Princeton are stated at the lower of cost or market, with cost determined by the last-in, first-out ("LIFO") method, while the cost of inventories of Centennial and Ivy is determined on the first-in, first-out ("FIFO") method.

Property, Plant and Equipment
-----------------------------

Property, plant, and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repair expenditures are charged to operations, while renewals and betterments are capitalized. For financial reporting purposes, estimated useful lives are fifteen years for buildings and three to seven years for machinery and equipment.


Goodwill
--------

Goodwill is being amortized on a straight-line basis over 20 years and accumulated amortization as of December 31, 1996 and 1995, was $72,876 and $6,600, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining goodwill balance may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted operating income over the remaining life in determining whether goodwill is recoverable.


Deferred Financing Costs
------------------------

Costs related to obtaining debt financing (see Note 9) have been capitalized and are being amortized on a straight-line basis over the term of the debt. Accumulated amortization was $102,786 and $61,782 at December 31, 1996 and 1995, respectively. Net deferred financing costs are included in other assets in the accompanying consolidated balance sheets (see Note 8).


Long-Lived Assets
-----------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Company adopted SFAS No. 121 in 1996. The adoption did not have an impact on the Company's financial condition or results of operations.


Pension Plan
------------

Polychem accounts for pensions in accordance with SFAS No. 87, "Employer's Accounting for Pensions," which requires the use of explicit assumptions to calculate net periodic pension costs and the use of the plan's benefit formula as a basis for attributing benefits earned and their costs to the periods of employee service.

Postretirement Benefits Other Than Pensions
-------------------------------------------

Polychem provides life insurance benefits to retired hourly employees. Polychem accounts for these benefits in accordance with SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which requires that an estimated cost of postretirement benefits be accrued over the period earned.


Revenue Recognition
-------------------

Revenues for Princeton, Centennial and Ivy are recorded when the goods are shipped. Revenues at Polychem are recorded when goods are shipped or, in certain circumstances, when the title to goods and risk of ownership are transferred to the customer. This "bill and hold" practice is common in the construction supply business, in which contractors often request a hold on delivery of goods to a construction site for security or logistical reasons.

Income Taxes
------------

The Company files a consolidated federal tax return and separate state tax returns. Certain income and expense items are recorded for financial reporting purposes in different time periods than for income tax purposes. Provision for current and deferred taxes are made in recognition of the temporary differences and are computed in accordance with SFAS No. 109, "Accounting for Income Taxes."


Concentration of Credit Risk
----------------------------

One of Princeton's customers accounted for 12% and 16% of consolidated net sales in 1996 and 1995, respectively. The Company had receivables from this customer of approximately $180,000 at December 31, 1996. The loss of this customer would have a material adverse effect on Princeton and the Company. Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of customers. The Company generally does not require collateral from its customers except for Polychem, which requires certain of its domestic customers to obtain performance bonds and requires most of its international customers to provide letters of credit.

Reclassifications
-----------------


Certain reclassifications have been made to the 1995 financial statements to conform to the current presentation.


Accounting for Stock-Based Compensation
---------------------------------------

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" and the Company adopted the disclosure requirements of this standard in 1996 (see Note 15).

3. ACQUISITIONS:
   -------------

Polychem
--------

On March 10, 1995, the Company acquired, through a newly established wholly owned subsidiary, the net assets of the Polychem Division of the Budd Company for approximately $6,448,000, including seller notes of approximately $2,376,000 (see Note 9). The acquisition has been accounted for using the purchase method of accounting. The fair value of the net assets acquired was recorded based on the carrying value for monetary net assets, with the remaining portion of the purchase price allocated to property, plant and equipment. Polychem's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

Centennial
----------

On October 17, 1996, the Company acquired all of the capital stock of Centennial. The total consideration paid was $2,850,000, comprised of 182,232 shares of the Company's Common Stock, 9,000 shares of the Company's Series B Redeemable Preferred Stock and $450,000 in cash. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair values at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair value of the net assets acquired by approximately $6,000,000, which has been recorded as goodwill. Centennial's results from operations have been included in the Company's consolidated financial statements from the date of acquisition. In addition to the purchase price, the Company paid the owner of Centennial $500,000 in consideration of his agreement not to compete for a 10 year period. The covenant not to compete is being amortized on a straight line basis over this period and accumulated amortization was $10,417 at December 31, 1996.

The Series B Preferred stock issued has a stated value of $100 per share and the holder is entitled to receive cash dividends at 6% per year. Additionally, the holder of Series B Preferred stock may require the Company to redeem for cash up to 1,800 shares during each three-month period beginning on April 1, 1997, at a price equal to the stated value plus accrued dividends. Accrued dividends at December 31, 1996 were $6,750.

The Company agreed to use its best efforts to file a registration statement to register the Common stock issued in connection with the acquisition and agreed to guarantee the aggregate sales price of the stock to be $7 per share for one year from the effective date of the registration statement.

In March 1997, the Company instituted a demand for arbitration against the former owner of Centennial pursuant to the idemnification provisions of the stock purchase agreement. At this point, management is unable to state whether an outcome favorable to the Company is either probable or remote, nor can management assess the amount or range of recovery, if any, in the event of a favorable outcome.

Ivy
---

On December 31, 1996, a majority-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Ivy. The total purchase price was $3,764,000, of which $3,304,000 was financed through debt. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair values at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The fair value of the net assets was recorded based on the carrying value for monetary net assets, with the remaining portion of the purchase price allocated to property, plant and equipment.

Pro Forma Information
---------------------

The following unaudited pro forma information is presented for the acquisition of Polychem, Centennial, and Ivy as if the acquisition had occurred on January 1, 1995. The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                                     For the Year Ended
                                                       December 31,
                                               ---------------------------
                                                  1996           1995
                                               -------------  -------------
     Net sales                                  $44,608,000    $42,926,000

     Net loss available to common
      stockholders                              $  (290,000)   $  (645,000)

     Pro forma loss per share available to
      common stockholders                       $      (.15)   $      (.55)

     Shares used in computing pro forma loss
      per share                                   1,971,137      1,167,982

4. EARNINGS (LOSS) PER SHARE:
   --------------------------

For the year ended December 31, 1996, the Company's total outstanding Common stock options and warrants exceeded 20% of the total outstanding Common stock. Therefore, the net earnings per share computations are required to be modified under Accounting Principles Board Opinion No. 15 to assume all outstanding Common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding Common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax, with any excess assumed to be invested with income at a market rate of return. Earnings per share for the year ended December 31, 1996, is computed by dividing net income available to common stockholders by the weighted average number of Common stock outstanding during the year since the net effect of the modified treasury stock method is antidilutive.

Net loss per share in 1995 was calculated by dividing the loss by the weighted average number of shares outstanding for the year. The weighted average shares outstanding includes 220,000 shares issued to DTF Media, Inc., an affiliated entity of the Company due to common majority ownership, in 1995 in exchange for DTF's stock interest in Princeton. The warrants and options outstanding during 1995 have been excluded from the calculation since they are antidilutive.

5. ACCOUNTS RECEIVABLE:
   --------------------

                                                             December 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
     Trade receivables                                 $7,699,041    $4,350,131
     Retainage receivables                                316,822       559,091
     Bad debt reserve                                    (207,079)     (109,576)
                                                       ----------    ----------
                                                        7,808,784     4,799,646
     Less- Retainage receivables due in over one year     153,021       312,825
                                                       ----------    ----------
                                                       $7,655,763    $4,486,821
                                                       ==========    ==========

Polychem sells clarifier components to general contractors for use in building and maintaining waste water treatment facilities operated by government municipalities. Sale of these components under contracts generally require retainage provisions which become due upon completion of the entire contract. Retainage receivables expected to be collected after one year are included in other assets in the accompanying consolidated balance sheets.

6. INVENTORIES:

                                                              December 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
     Raw materials                                      $1,246,482   $  709,728
     Work-in-process                                     1,189,328      619,165
     Finished goods                                      1,565,197      583,076
                                                        ----------   ----------
                                                        $4,001,007   $1,911,969
                                                        ==========   ==========

Had the first-in, first-out (FIFO) method of valuing inventories of Princeton and Polychem been used, the value of inventories would not have been significantly different at December 31, 1996 and 1995.

7. PROPERTY, PLANT AND EQUIPMENT:
   ------------------------------

                                                       December 31,
                                                -----------------------
                                                    1996        1995
                                                ----------   ----------
     Land
     Buildings                                  $  368,916   $   56,221
     Machinery and equipment                     2,142,863      963,180
                                                 5,141,739      810,851
                                                ----------   ----------
                                                 7,653,518    1,830,252
     Less- Accumulated depreciation               (629,125)    (217,435)
                                                ----------   ----------
                                                $7,024,393   $1,612,817
                                                ==========   ==========

Machinery and equipment at December 31, 1996 and 1995, includes $3,484,800 and $212,878, respectively, of equipment under capital leases, with accumulated depreciation of $205,509 and $31,633, respectively.

8. GOODWILL AND OTHER ASSETS:
   --------------------------

                                                     December 31,
                                                ---------------------
                                                   1996        1995
                                                ----------   --------
     Goodwill, net                              $6,042,889   $169,400
     Covenant not to compete, net                  489,583         --
     Retainage receivables due in over one
      year                                         153,021    312,825
     Deferred financing, net                       138,253    164,257
     Cash surrender value of officers' life
      insurance                                     92,496         --
     Other                                         108,247     15,796
                                                ----------   --------
                                                $7,024,489   $662,278
                                                ==========   ========

9. DEBT FINANCING:
   ---------------

                                                December 31,
                                           ------------------------
                                              1996          1995
                                           ----------    ----------
Princeton term note payable to bank,
 secured by all of its assets, due in
 60 monthly installments of $8,333,
 plus interest at the bank's prime rate
 plus 3.75% (12% at December 31, 1996)     $  158,341    $  258,341

Polychem term note payable to the Budd
 Company, interest at 8%, principal
 payable in 20 quarterly installments
 of $81,305, beginning March 31, 1998       1,626,093     1,626,093

Polychem note payable to bank, interest
 at the bank's prime rate plus 1.5%
 (9.75% at December 31, 1996), payable
 in 18 monthly installments of $21,155
 and 41 monthly installments of $29,617
 plus interest, with a final payment in
 March 2000                                 1,307,364     1,586,607

Eastwind loan payable                              --        25,000

Centennial notes payable to
 individuals, interest at 12.5%, due on
 February 1, 1997                             105,000            --

Centennial term note payable to seller,
 interest at 8%, due in 36 monthly
 installments of principal and interest
 of $8,333, beginning November 17, 1996       251,235            --

Centennial term note payable to a
 vendor, interest at 8%, due in 24
 semi-monthly payments of principal and
 interest of $4,523, beginning January
 10, 1997                                     104,000            --

Ivy note payable to a bank, secured by
 certain property, interest at 7.3%,
 due in 240 monthly installments of
 principal and interest of $5,909             750,000            --

Ivy note payable to a bank, secured by
 certain property, interest at the
 bank's prime rate plus 2.0% (10.25% at
 December 31, 1996), due in 240 monthly
 installments of principal and interest
 of $10,487, beginning in March 1997        1,054,750            --

Ivy term note payable to a bank,
 secured by certain property, interest
 at 9.4%, due in 240 monthly
 installments of principal and interest
 of $2,777, beginning in March 1997           300,000            --

Ivy term note payable to a finance
 company, secured by substantially all
 of its assets, due in 35 monthly
 installments of $7,500 with a final
 installment of $187,500, plus interest
 at the bank's prime rate plus 4.5%
 (12.75% at December 31, 1996)                450,000            --

Eastwind subordinated note payable to
 an investor                                  310,752            --
                                           ----------    ----------
                                            6,417,535     3,496,041
Less- Current portion                        (880,012)     (408,586)
                                           ----------    ----------
                                           $5,537,523    $3,087,455
                                           ==========    ==========

Interest expense of $312,624 and $293,862 on the term notes was charged to operations for the years ended December 31, 1996 and 1995, respectively.

Interest expense of $41,004 and $53,282 was charged to expense for the years ended December 31, 1996 and 1995, respectively, related to amortization of deferred financing costs (see Note 2).

Princeton
---------

Princeton has a $1,000,000 demand line of credit with a bank through June 30, 1997, subject to renewal. Borrowings under the line of credit bear interest at the bank's prime plus 3.75% (12% at December 31, 1996) and are limited to 80% of eligible accounts receivable plus the lesser of 50% of paper stock inventory or $350,000. Outstanding borrowings were $343,812 and $411,349 at December 31, 1996 and 1995, respectively. Interest expense of $64,888 and $93,946 was charged to operations for the years ended December 31, 1996 and 1995, respectively. The line is collateralized by substantially all of Princeton's assets and the personal guarantees of two of the Company's stockholders. An annual commitment fee of $15,000 is required under the line and the financing arrangement places restrictions on payment of dividends, capital expenditures, sale of assets and change in ownership, among other items. The arrangement also includes a material adverse change clause that can be exercised at the sole discretion of the bank.

Polychem
--------

Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. Borrowings under the revolver bear interest at the bank's prime rate plus 1.5% (9.75% at December 31, 1996) and are limited to 75% of eligible accounts receivable plus the lesser of 55% of eligible inventory or $1,000,000 minus 55% of then-undrawn amounts of outstanding letters of credit for inventory purchases. Outstanding borrowings were $310,139 and $1,723,747 at December 31, 1996 and 1995, respectively. As of December 31, 1996, there was $2,421,143 available under the line. Interest expense of $91,155 and $119,715 was charged to operations for the year ended December 31, 1996 and for the period from acquisition (March 10, 1995) through December 31, 1995, respectively. The line is collateralized by substantially all of Polychem's assets, except for a mortgage on the land and building, and a $2,500,000 limited guarantee by the Company. In addition, the financing agreement requires that Polychem maintain adjusted working capital of at least $2,200,000 and maximum adjusted net deficit of $500,000, and places restrictions on the payment of dividends to the Company and investment in, loans or advances directly to any other subsidiary other than expenditures, among other items. The adjusted working capital and adjusted net worth of Polychem, as defined in the loan and security agreement, at December 31, 1996, was approximately $3,395,895 and $1,781,568 respectively.

In September 1995, Polychem repaid a retainage seller note payable to the Budd Company of $750,000. This note did not bear interest.

Centennial
----------

Centennial has a $2,750,000 line of credit with a bank. Borrowings under the line bear interest at the bank's prime rate plus 1.25% (9.5% at December 31, 1996) and are limited to 80% of eligible accounts receivable, as defined. Outstanding borrowings were $2,223,205 at December 31, 1996. Interest expense of $43,793 was charged to operations for the period from acquisition (October 17, 1996) through December 31, 1996. The line of credit is collateralized by substantially all of Centennial's assets and the unlimited guaranty of the Company. In addition, the arrangement requires that Centennial maintain total net worth of at least $3,350,000. It also places restrictions on transactions with Eastwind, including management fees.

Ivy
---

Ivy has a $1,500,000 line of credit with a finance company through January 1, 2000. Borrowings under the line of credit bear interest at the bank's prime rate plus 3.5% (11.75% at December 31, 1996) and are limited to 85% of eligible accounts receivable plus the lesser of 50% of raw materials and finished goods inventory or $750,000. Outstanding borrowings were $749,209 at December 31, 1996. The line is collateralized by substantially all of Ivy's assets and the guarantee of Eastwind. An annual commitment fee of $15,000, a monthly collateral monitoring fee of $1,500 and a monthly minimum income fee of $6,000 are required under the line. The arrangement requires that the Company maintain a minimum tangible net worth of $200,000, minimum working capital of $500,000, a debt service coverage ratio of at least 1.25 to 1.00 and net income of at least $100,000 for each fiscal year. It also places restrictions on the amount of capital expenditures, transactions with Eastwind, and officer compensation.

In connection with the acquisition of Ivy (see Note 3), Ivy obtained a $1,804,750 bridge note which was originally due on March 31, 1997. Subsequent to year-end, Ivy replaced the bridge note with $750,000 and $1,054,750 of term notes. At December 31, 1996, $1,671,360 of the bridge note is classified as long-term debt based on the Company's refinancing after year-end.

Eastwind Subordinated Note Payable
----------------------------------

In June 1996, the Company sold to an investor a five-year, $500,000 subordinated note which bears interest at 12%. The note is payable in three equal installments due June 30, 1999, 2000, and 2001. The Company can repay the note in whole or in part at any time. In addition, the investor received a warrant to purchase 80,000 shares of the Company's Common Stock at $6 per share exercisable for a seven-year period. The warrant was valued at $211,200 for financial reporting purposes and was recorded as a debt discount, which is being amortized over the term of the debenture. Interest expense of $54,452 was recorded for the year ended December 31, 1996. The effective interest rate on the subordinated debenture is 14.8%.

Bridge Financing
----------------

In connection with a $175,000 bridge loan entered into in March 1995, the Company issued the noteholders 26,250 shares of Common stock and Class D Warrants to purchase 35,000 shares of Common stock at $5 per share. One of the noteholders is also a shareholder. The warrants are exercisable through March 1998. The estimated fair value of the stock and warrants of $59,500 was recorded as a debt discount and a credit to stockholders' equity. As discussed in Note 14, this note and related accrued interest thereon were settled in exchange for the issuance of 35,000 shares of the Company's Common stock in December 1995. Interest expense of $69,997 was charged to operations for the year ended December 31, 1995, related to this note.

Future maturities of long-term debt are as follows at December 31, 1996:

     1997                                       $  880,012
     1998                                          962,245
     1999                                        1,251,619
     2000                                          785,107
     2001                                          548,757
     Thereafter                                  2,179,043
                                                ----------
                                                 6,606,783
     Less- Unamortized interest                   (189,248)
                                                ----------
                                                $6,417,535
                                                ==========

10. CAPITALIZED LEASE OBLIGATIONS:
    ------------------------------

The Company leases certain equipment under capital leases. The weighted average interest rate was 11.2% and 15.6% for the years ended December 31, 1996 and 1995, respectively. Interest expense of $108,465 and $23,711 on the capitalized lease obligations was charged to operations for the years ended December 31, 1996 and 1995, respectively. Future minimum lease payments as of December 31, 1996 are as follows:

     1997                                       $1,096,440
     1998                                          940,357
     1999                                          881,853
     2000                                           72,598
     2001                                            8,433
                                                ----------
     Total minimum lease payments                2,999,681
     Less- Amounts representing interest          (455,751)
                                                ----------
     Present value of future minimum lease
      payments                                   2,543,930
     Less- Current portion                        (848,701)
                                                ----------
                                                $1,695,229
                                                ==========

11. INVESTMENTS IN OPERATING COMPANIES:
    -----------------------------------

Lavelle
-------

In April 1995, the Company advanced funds, on a secured basis, to Lavelle Aircraft Company ("Lavelle Aircraft"). Two of the principal stockholders of the Company are also principal stockholders of DTM Aerospace, Inc., which owned 100% of Lavelle Aircraft. The Company had a receivable of $78,000 from Lavelle Aircraft at December 31, 1995.

Lavelle Company ("Lavelle") was incorporated to purchase the net assets of Lavelle Aircraft which was liquidated under Chapter 11 of the U.S. Bankruptcy Law. The stock of Lavelle is owned by non-affiliates of the Company. Lavelle is a manufacturer of sheet metal products for the aerospace industry.

In March 1996, the Company invested $450,000 in Lavelle in the form of a subordinated debenture. The debenture matures in March 2001 and pays interest at 20% per year. In addition, the Company made advances to Lavelle for working capital purposes. Interest income of $120,989 was recorded on the subordinated debenture and advances for the year ended December 31, 1996. In connection with its investment, the Company guaranteed the indebtedness of Lavelle under a $900,000 equipment facility for which the Company charged a $37,500 fee in 1996. The Company's debenture is subordinate to the equipment facility indebtedness. In addition, the Company pledged a $100,000 security interest in favor of the equipment facility lender. At December 31, 1996, the Company had a receivable of $524,356 from Lavelle for advances and accrued interest.

Because of the Company's guarantee and pledge relating to Lavelle's equipment facility, any loss of Lavelle would be recognized by the Company in its statement of operations and recorded as a reduction in the carrying amount of its investment. Lavelle reported net income of approximately $125,000 for the period from the date of the Company's investment through December 31, 1996.

In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Lavelle in exchange for 44,537 shares of the Company's Common stock and forgiveness of certain receivables due from Lavelle. The acquisition will be accounted for using the purchase method of accounting.

Wickersham
----------

On May 24, 1996, the Company purchased convertible preferred stock of Wickersham Printing Company, Inc. ("Wickersham") for $250,000. The preferred stock has a minimum dividend rate of 6%. The preferred stock has a liquidation preference equal to, in the aggregate, $250,000 plus accrued and unpaid dividends thereon, and is convertible into 80% of the outstanding common stock of Wickersham depending upon its achievement of certain earnings levels. In 1996, Wickersham experienced net losses of approximately $131,000. The Company has a receivable from Wickersham of $91,493 as of December 31, 1996, representing working capital advances and dividends receivable.

In June 1996, Princeton entered into $257,817 of capitalized lease obligations for printing equipment. This equipment is operated by Wickersham on behalf of Princeton. The costs of the printing operation are funded by Princeton and the related revenues and costs are recognized by Princeton. For the year ended December 31, 1996, revenues and costs of the printing operation were $410,913 and $295,530, respectively. At December 31, 1996, the Company had a receivable from Wickersham of $431,505 and a payable to Wickersham of $276,260 related to the printing operation.

In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Wickersham in exchange for 30,000 shares of the Company's Common stock. The acquisition will be accounted for using the purchase method of accounting.

Wickersham is a privately-owned printing and book manufacturer located in Lancaster, Pennsylvania.

12. EMPLOYEE BENEFIT PLANS:
    -----------------------

Defined Contribution Plans
--------------------------

Management and nonunion employees of Polychem participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation, and Polychem matches 50% of the first 4% of compensation contributed by the employee. Contributions to the plan in 1996 and 1995 were $30,708 and $21,742, respectively. Participants vest in Polychem's contributions pro rata over two to five years. At the direction of the board of directors, Polychem may elect to contribute a maximum of 9% of each employee's compensation in addition to the regular match, if sufficient profits are generated. Discretionary contributions were $97,920 for the year ended December 31, 1996. No discretionary contributions were made to the plan in 1995.

All employees of Princeton that meet minimum eligibility requirements, as defined, may participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation to the plan. Princeton may make contributions to the plan at its discretion. Participants vest in employer contributions 20% per year beginning in year three, while they are always vested in their contributions. Princeton has not made any discretionary contributions to the plan since the date of acquisition.

All employees of Centennial that meet eligibility requirements, as defined, may participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation to the plan and Centennial matches 25% of the first 6% of compensation contributed by the employee. Contributions to the plan for the period from acquisition (October 17, 1996) to December 31, 1996 were $10,571. Participants vest in the Centennial's contributions over six years.

Defined Benefit Plans
---------------------

In accordance with the terms of the Polychem acquisition agreement (see Note 3), the pension plan for hourly union employees was amended to name Polychem as the plan sponsor. Polychem assumed all assets, liabilities, and future obligations of the plan. The pension benefits are based on years of service and the benefit rate in effect at the date of retirement. The plan was fully funded by the Budd Company as of the acquisition date, based on actuarial assumptions defined in the acquisition agreement. As of the acquisition date, the plan's assets and liabilities were remeasured in accordance with provisions of

SFAS No. 87, "Employer's Accounting for Pensions," which resulted in the recognition of an assumed pension liability of $157,370.

The plan's funded status was as follows:

                                                        December 31
                                                -------------------------
                                                     1996          1995
                                                ------------  ------------
     Actuarial present value of:
     Vested benefit obligation                  $2,223,820    $2,287,329
     Nonvested benefit obligation                      895           921
                                                ----------    ----------
     Accumulated benefit obligation              2,224,715     2,288,250
     Effect of projected future salary
      increases                                         --            --
                                                ----------    ----------
     Projected benefit obligation                2,224,715     2,288,250
     Fair market value of plan assets            1,907,801     1,904,007
                                                ----------    ----------
     Projected benefit obligation in excess
      of plan assets                               316,914       384,243
     Unrecognized net (loss)                      (128,332)     (220,387)
                                                ----------    ----------
     Accrued pension cost                       $  188,582    $  163,856
                                                ==========    ==========

A discount rate of 7.0% and 7.5% and an expected long-term rate of return on plan assets of 8.5% was used in determining the actuarial present value of the obligations at December 31, 1996 and 1995, respectively. The pension plan assets held at December 31, 1996 consist of amounts invested in fixed income money market funds.

The net periodic pension cost includes the following components:

                                                                    For the
                                                                  Period From
                                                Year Ended     March 10, 1995 to
                                               December 31,      December 31,
                                                  1996              1995
                                               -------------  ------------------
     Service cost benefits earned during the
      period                                      $  25,639        $  5,128
     Interest cost on projected benefit
      obligation                                    152,192         132,387
     Return on assets                              (208,168)        (71,559)
     Net amortization and deferrals                  55,949         (58,141)
                                                  ---------         --------
                                                  $  25,612        $  7,815
                                                  =========         ========

Postretirement Life Insurance Benefits
--------------------------------------

Polychem provides postretirement life insurance benefits to all union employees. The life insurance plan provides coverage ranging from $3,000 to $6,000 for qualifying retired employees. A discount rate of 7.0% was used in determining the actuarial present value of the obligations at December 31, 1996 and 1995. The unfunded accumulated postretirement benefit obligation as of December 31, 1996 and 1995, was $29,928 and $36,654, respectively, and the net periodic postretirement benefit cost for the years ended December 31, 1996 and 1995, was immaterial.

13. INCOME TAXES:
    -------------

The components of income taxes are as follows:

                                           Year Ended December 31,
                                          ------------------------
                                              1996         1995
                                          ------------  -----------
     Current-
       Federal                            $ 38,834     $     --
       State                               182,299       27,223
                                          --------     ---------
                                           221,133       27,223
                                          --------     ---------
     Deferred-
       Federal                             146,108     (112,702)
       State                               (25,486)      (9,312)
                                          --------     ---------
                                           120,622     (122,014)
                                          --------     ---------
     Increase (decrease) in valuation
      allowance                            (79,828)      79,828
                                          --------     ---------
                                          $261,927     $(14,963)
                                          ========     =========

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                Year Ended December 31,
                                          ----------------------------------
                                              1996               1995
                                          -------------  --------------------

     Statutory tax provision
      (benefit)                              34.0%               (34.0)%
     State income tax provision, net
      of federal tax benefit                 17.9                  4.3

     Net operating losses for which no
      tax benefit is currently
      available                                --                 24.2
     Decrease in valuation allowance        (13.8)                  --
     Other                                    7.2                   --
                                            ------               ------
                                             45.3%                (5.5)%
                                            ======               ======

Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes are as follows:

                                                        December 31,
                                                  --------------------
                                                     1996        1995
                                                  ---------  ----------
     Gross deferred tax asset:
        Property, plant and equipment             $   --       $  5,572
        Accruals and reserves                       79,579        1,211
        Pension and postretirement benefits         90,169       82,716
        Net operating loss carryforwards              --        119,852
        Valuation allowance on deferred tax
         asset                                        --        (79,828)
        Other                                       50,726         --
                                                  --------     --------
                                                  $220,474     $129,523
                                                  ========     ========
     Gross deferred tax liabilities:
      Property, plant and equipment               $523,709     $   --
      Inventory                                    177,765      147,705
                                                  --------     --------
                                                  $701,474     $147,705
                                                  ========     ========

In connection with the acquisition of Centennial (Note 3), a net deferred tax liability of $422,024 was recorded primarily due to the differences in the financial reporting and tax bases of property and equipment.

14. EQUITY TRANSACTIONS:
    --------------------

In January 1995, the Company entered into a Securities Purchase Agreement (the Agreement) with a third party to sell 200,000 shares of Common stock, 250,000 Class A Warrants, 187,500 Class B Warrants and 250,000 Class C Warrants for an aggregate price of $500,000. The value assigned to these securities was $2 per Common share, $.25 per Class A Warrant, $.167 per Class B Warrant and $.025 per Class C Warrant. The Agreement provides the holder of the equity securities the right of first refusal for a defined period of time to purchase additional shares of Company stock offered for sale and immediate registration rights for the securities issued thereunder. The securities have been recorded in the accompanying balance sheet net of the costs of filing the related registration statement of $368,361.

The Class A, B and C Warrants are exercisable at any time through March 2005 at $3 per share, $4 per share and $6 per share, respectively, which prices reflect a subsequent negotiated reduction between the Company and warrant holders. The Company has the right to call the warrants for redemption at $.001 per warrant if consolidated net income in any year is $400,000 and net income per share is at least $.40, or if the Company acquires an entity, exclusive of the Polychem acquisition in March 1995, that has revenues of at least $10,000,000.

In connection with the sale of securities, the Company issued warrants to two officers/stockholders to purchase an aggregate of 500,000 shares of Common stock at $4 per share (A-1 Warrants) for identifying and closing the acquisition of Polychem. The estimated value of these warrants of $125,000 was included in the aggregate purchase price of

Polychem. These warrants are exercisable at any time through March 2005 and are not subject to redemption by the Company.

In January 1995, the Company entered into an agreement with two investment banking firms to provide advisory services. As compensation for services rendered in connection with arranging for the sale of securities, the Company issued 50,000 shares of Common stock at $2 per share. In addition, the Company agreed to issue 100,000 shares of Common stock and 100,000 warrants to purchase Common stock at $4 per share upon the occurrence of certain funding events. These shares and warrants were issued in December 1995 in accordance with these agreements. Another investment banker was issued 9,500 shares of Common stock at $2 per share in connection with the sale of securities. The value of these shares and warrants was recorded as a reduction in additional paid-in capital.

Two officers/stockholders of the Company, the holders of securities issued under the Agreement and two of the investment banking firms have entered into a voting agreement whereby the parties thereto agreed to vote for certain Board of Director representatives designated by such stockholder groups. The two officers/stockholders have the right to designate representatives for five of the seven seats on the Board of Directors, while the remaining two seats are designated by the holders of the Securities issued under the Agreement. The voting agreement will continue in effect until the earlier of January 25, 1998, or the completion of an underwritten public offering which results in aggregate cash proceeds of not less than $7.5 million at a per share price of not less than $5 per share.

In March 1995, the Company issued 10,000 shares of Common stock and 25,000 A-1 Warrants to an executive officer upon commencement of his employment. The $26,250 estimated fair value of the Common stock and warrants was charged to operations for the year ended December 31, 1995.

In March 1995, the Company issued 25,000 A-1 warrants to an employee of Princeton as a bonus. The $6,250 estimated fair value of the warrants was charged to operations for the period ended December 31, 1995.

In December 1995, 250,000 Class A warrants, 187,500 Class B warrants, and 50,000 Class A-1 warrants were exercised. The Class A warrants were exercised for $3 per share and the Class B and A-1 warrants were exercised for $4 per share. The total proceeds from the exercise of these warrants were $1,700,000, of which $746,000 has been recorded as a stock subscription receivable at December 31, 1995. The subscriptions receivable were collected in early January 1996.

In December 1995, the Company satisfied the bridge note (see Note 9) through the issuance of 35,000 shares of Common stock. The face value of the note of $175,000 plus accrued interest of $10,497 has been recorded as Common stock and additional paid-in capital.

In May 1996, the Company issued 1,000 shares of its newly designated Series A Preferred Stock (the "Series A Preferred Stock") to a third-party investor for gross proceeds of $1,000,000. The Series A Preferred Stock has a stated value of $1,000 per share and pays quarterly dividends at 9% per year until May 9, 1999, 15% per year thereafter until May 9, 2002, and 18% per year thereafter. The Company may redeem the Series A Preferred Stock at any time on thirty day's prior notice at the stated value per share plus accrued and unpaid dividends thereon to the date of redemption. The holders of the Series A Preferred

Stock are entitled to payment of the stated value plus accrued and unpaid dividends thereon, prior to payment in respect of any class of capital stock of the Company, in the event of a liquidation or dissolution of the Company. The Series A Preferred Stock is not entitled to any voting rights. In connection with the issuance of the Series A Preferred Stock, the Company issued 220,000 Common Stock Purchase Warrants which are exercisable at $6 per share until they expire on May 10, 2003. The warrants were valued at $521,400 for financial reporting purposes and were recorded as warrants outstanding.

In June 1996, the Company sold to a third-party investor 200,000 Common Stock Units (the "Units"), with each Unit consisting of one share of Common Stock and one-and-one-quarter Common Stock Purchase Warrants, for $1,200,000. Each warrant is exercisable at $3 per share for a three-year period commencing on December 14, 1996. All 200,000 Units were issued on the effective date of the Company's most recent registration statement, which was July 25, 1996. The warrants were valued at $402,500 for financial reporting purposes and were recorded as warrants outstanding. In November 1996, in connection with the sale of Common Stock Units, the Company issued warrants to investment bankers to purchase 22,500 shares of Common stock at an exercise price of $6.00. These warrants expire in November 1999.

In October 1996, in connection with the acquisition of Centennial (see Note 3), the Company issued warrants to investment bankers to purchase an aggregate of 130,000 shares of Common stock at exercise prices ranging from $6.00 to $9.00. These warrants expire between three and seven years from the date of issuance.

In December 1996, the Company purchased 35,000 shares of its Common stock for treasury at a price of approximately $5.50 per share.

During 1996, Class A-1, C and D warrants were exercised at price ranging from $3.50 to $6.00. The net proceeds from the exercise of these warrants was $1,781,000.

The Company has reserved 1,166,500 shares of Common stock for issuance upon exercise of the outstanding warrants.

15. STOCK PLANS:
    ------------

The Company has two stock plans which provide for the granting of both incentive and nonqualified stock options and stock appreciation rights ("SARs") to officers, employees, consultants and nonemployee directors. Under the plans, 2,000,000 shares of Common Stock have been reserved for issuance and are available for future grants. The number of options/SARs and exercise price/base price, respectively, are determined by the Board of Directors in accordance with the terms of the plans. Information with respect to the options under the plans is as follows:

                              Stock Option Incentive Plan  Non-Employee Director Plan
                              ---------------------------  --------------------------
                                             Weighted                     Weighted
                              Number of       Average      Number of      Average
                                Shares    Exercise Price     Shares    Exercise Price
                              ----------  ---------------  ----------  --------------
Balance, December 31, 1994            --         $     --          --          $   --

Grants                           300,000             6.00     120,000            7.50
                                 -------            -----     -------           -----
Balance, December 31, 1995       300,000             6.00     120,000            7.50

Grants                           280,000             4.57      40,000            9.06
                                 -------            -----     -------           -----
Balance, December 31, 1996       580,000            $5.31     160,000           $7.89
                                 =======            =====     =======           =====

These options vest ratably over three years. At December 31, 1996, 140,000 options were exercisable and 1,260,000 were available for future grant. As of December 31, 1996, no SARs had been granted.

The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for stock options issued to employees. In 1995 the Company recorded compensation expense of $32,500 for warrants issued to employees and recorded the $125,000 estimated value of warrants issued to officers/stockholders as part of the purchase price of Polychem (see Note 14). The disclosure requirements of SFAS No. 123 were adopted by the Company in 1996. Had compensation cost for the Company's common stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's pro forma net loss available to common stockholders and loss per share available to common stockholders would have been as follows:

                                               Year Ended December 31,
                                             ---------------------------
                                                1996            1995
                                             -----------    ------------
     Net income (loss) available to Common
      stockholders:
      As reported                            $ 216,363      $(258,585)
      Pro forma                               (407,023)      (306,248)

     Earnings (loss) per share available to
      Common stockholders:
      As reported                            $     .11      $    (.28)
      Pro forma                                   (.21)          (.33)

The weighted average fair value of each stock option granted during 1996 and 1995 was $3.19 and $3.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1996      1995
                                 --------  --------
     Risk-free interest rate        6.3%      5.8%
     Expected dividend yield         --        --
     Expected life              6 years     6 years
     Expected volatility             60%       60%

The weighted average remaining contractual life of stock options outstanding as of December 31, 1996 is 9.3 years.

The Company has issued a stock option to purchase a 10% interest in Ivy to the president of that subsidiary. The option vests only upon an initial public offering or change in control, as defined, of Ivy.

16. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Operating Leases
----------------

The Company leases certain facilities and equipment under noncancelable operating leases that expire through June 2002. Rent expense of $491,844 and $257,000 has been charged to operations for the years ended December 31, 1996 and 1995, respectively. Minimum future rental payments under leases are as follows at December 31, 1996:

          1997                $1,142,984
          1998                   886,675
          1999                   798,876
          2000                   633,246
          2001                   317,500
          Thereafter             158,750
                              ----------
                              $3,938,031
                              ==========

Employment Agreements
---------------------

Effective January 1, 1995, the Company entered into five-year employment agreements with two executive officers/stockholders. These agreements provide for aggregate base compensation of $500,000 per year plus scheduled increases in base compensation of $50,000 for every $1,000,000 increase in pretax income above $1,500,000. The base compensation is also subject to increases upon the Company acquiring a third operating company. The officers/stockholders are each entitled to incentive compensation equal to 3% of pretax income if their respective stock ownership is reduced to 10% or less. No additional compensation was earned in 1996 and 1995. The employment agreements also provide for certain payments upon termination of employment and change in control of the Company.

The Company also entered into a one-year employment agreement with another executive officer effective March 1, 1995, which was renewed in March 1996. This agreement provides for a base compensation of $84,000 per year plus benefits, which was subsequently increased to $102,000.

Litigation
----------

The Company is involved in certain legal actions and claims arising out of the ordinary course of business. Management believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES:
    -----------------------------------

Cash paid for interest was $706,901 and $498,714 for the years ended December 31, 1996 and 1995, respectively.

The Company paid income taxes of $337,564, and none for the years ended December 31, 1996, and 1995, respectively.

In 1996, the Company entered into $453,189 of capital lease obligations for computer equipment and various furniture and fixtures. In 1995, the Company entered into $111,878 of capital lease obligations for production equipment.

Polychem and Ivy purchased the net assets of certain entities in March 1995 and December 1996, respectively (see Note 3). The Company acquired the capital stock of Centennial in October 1996 (see Note 3). In connection with the acquisitions, liabilities were assumed as follows:

                                                 Polychem     Centennial        Ivy
                                               ------------  -------------  ------------
     Assigned value of assets acquired         $ 7,037,071    $13,079,617    $3,763,743
     Cash paid for the assets, including
      cash acquired                             (3,945,789)    (1,241,226)      (10,355)

     Issuance of Preferred and Common stock
      and warrants                                      --     (2,518,800)           --

     Deferred credit                                    --             --            --
     Notes payable to seller                    (2,376,293)      (265,873)           --
                                               -----------    -----------    ----------
     Liabilities assumed                       $   714,989    $ 9,053,718    $3,753,388
                                               ===========    ===========    ==========

In connection with the Company's acquisition of certain assets of DTF in March 1995 (see Note 4), the Company assumed a loan payable of $25,000, accounts payable of $24,505 and a payable to Princeton of $283,005.

In December 1995, the Company issued 35,000 shares of Common stock in settlement of the $175,000 bridge note obligation and accrued interest thereon (see
Note 9).

18. INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION:
    ------------------------------------------------

The Company operates in three business segments through its subsidiaries - Polychem, Centennial and Princeton ("Printing"), and Ivy (see Note 1). Net sales, operating income, identifiable assets, capital expenditures and depreciation and amortization are presented below:

For the year ended December 31, 1996:


                                                                                 Corporate and
                                          Polychem      Printing       Ivy       Eliminations         Total
                                         ------------  ------------  ----------  --------------     ------------
     Net Sales                            $14,860,000  $ 8,773,000   $       --  $   --               $23,633,000
     Operating income (loss)                1,734,000      (20,000)          --    (670,000)            1,044,000
     Identifiable assets                    7,377,000   15,156,000    3,952,000   1,973,000            28,458,000
     Capital expenditures                       3,000       26,000           --      21,000                50,000
     Depreciation and
       amortization                           204,000      273,000           --      28,000               505,000

For the year ended December 31, 1995:



                                                                                 Corporate and
                                           Polychem     Printing       Ivy       Eliminations         Total
                                         ------------  -----------   ----------  --------------     -------------
     Net Sales                            $ 9,858,000  $ 5,576,000   $       --   $  --               $15,434,000
     Operating income (loss)                1,189,000      (52,000)          --   (756,000)               381,000
     Identifiable assets                    7,651,000    1,565,000           --    900,000             10,116,000
     Capital expenditures                          --       29,000           --      --                    29,000
     Depreciation and
       amortization                           146,000       34,000           --     39,000                219,000

For the year ended December 31, 1996, Polychem's sales to foreign customers were approximately $5,325,000, or 23% of consolidated net sales and consist of sales to customers in Asia (13%), Europe (7%) and North America (3%). Receivables from these customers were approximately $1,353,000 at December 31, 1996.

For the year ended December 31, 1995, Polychem's sales to foreign customers were approximately $4,304,000, or 28% of consolidated net sales and consist of sales to customers in Asia (12%), Europe (9%), North America (5%) and Other (2%). There were no foreign sales prior to the acquisition of Polychem in March 1995.

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
    2.1      Asset purchase agreement     Incorporated by reference to Exhibit
             between Polychem             2.1 to the Registrant's Registration
             Corporation and The Budd     Statement on Form SB-2 filed under
             Company dated March 10,      the Securities Act of 1933, as
             1995.                        amended, Registration no. 33-94252.

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
    2.2      Securities Purchase          Incorporated by reference to Exhibit
             Agreement between the        2.3 to the Registrant's Registration
             company and Sector           Statement on Form SB-2 filed under
             Associates, Ltd. dated       the Securities Act of 1933, as
             January 25, 1995.            amended, Registration no. 33-94252.

    2.3      Amended and Restated         Incorporated by reference to Exhibit
             Agreement and Plan of        2.1 of the Registrant's Form 8-K
             Merger by and between        (No. 0-27638) filed on Novenber 1,
             Centennial Printing          1996.
             Corporation, The
             Eastwind Group, Inc.
             and Centennial
             Acquisition Corp.

    2.4      Asset Purchase Agreement     Incorporation by reference to Exhibit
             by and between Tygart        2.1 of the Registrant's Form 8-K
             Moulding Corporation and     (No. 0-27638) filed on January 14,
             Ivy-Tygart Acquisition       1997.
             Corp.

    3.1      Amended and Restated         Incorporated by reference to Exhibit
             Certificate of               3.1 to the Registrant's Registration
             Incorporation of the         Statement on Form SB-2 filed under
             Company.                     the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

    3.2      Restated and Amended         Incorporated by reference to Exhibit
             Bylaws of The Company.       3.2 to the Registrant's Registration
                                          Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

    4.1      Specimen common stock        Incorporated by reference to Exhibit
             certificate of the Company.  4.1 of Amendment No. 2 to the
                                          Registrants Registration Statement on
                                          Form SB-2 filed under The Securities
                                          Act of 1933, as amended, File No.
                                          33-94252.

    4.2      Specimen form of series      Incorporated by reference to Exhibit
             A-1 common stock purchase    4.2 to the Registrant's Registration
             warrant of the Company.      Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

    4.3      Specimen form of series C    Incorporated by reference to Exhibit
             common stock purchase        4.5 to the Registrant's Registration
             warrant of the Company.      Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
    4.4      Specimen form of series D    Incorporated by reference to Exhibit
             common stock purchase        4.6 to the Registrant's Registration
             warrant of the Company.      Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

    4.5      Specimen form of Common      Incorporated by reference to Exhibit
             Stock Purchase Warrant       4.5 to the Registrant's Registration
             issued to Clifton Capital,   Statement on Form SB-2 filed under the
             Ltd.                         Securities Act of 1933, as amended,
                                          Registration No. 333-08227.

    4.6      Specimen form of Common      Incorporated by reference to Exhibit
             Stock Purchase Warrant       4.2 of the Registrant's Form 8-K (No.
             issued to Odyssey Capital    0-27638) filed on May 23, 1996.
             Group, LP.

    4.7      Specimen form of Common      Filed herewith.
             Stock Purchase Warrant
             issued to Mentor Special
             Situation, LP.

    4.8      Certificate of Designation   Filed herewith.
             Series B Preferred Stock.

    4.9      Certificate of Designation   Incorporated by reference to Exhibit
             for Series A Preferred       4.1 of the Registrant's Form 8-K (No.
             Stock.                       0.27638) filed on May 23, 1996.

    4.10     $500,000 Subordinated 12%    Incorporated by reference to Exhibit
             Debenture issued to Mentor   4.7 to the Registrant's Registration
             Special Situation Fund,      Statement on Form SB-2 filed under the
             L.P.                         Securities Act of 1933, as amended,
                                          Registration No. 333-08227.

    9.1      Voting agreement of          Incorporated by reference to Exhibit
             certain stockholders of      9.1 to the Registrant's Registration
             the Company.                 Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

   10.1      Investment banking advisor   Incorporated by reference to Exhibit
             agreement among the          10.1 to the Registrant's Registration
             Company, FAC Enterprise,     Statement on Form SB-2 filed under
             Inc. and American Maple      the Securities Act of 1933, as
             Leaf Financial Corporation   amended, Registration no. 33-94252.
             dated January 25, 1995.

   10.2*     Employment agreement         Incorporated by reference to Exhibit
             between the Company and      10.2 to the Registrant's Registration
             Paul A. DeJullis.            Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

   10.3*     Employment agreement         Incorporated by reference to Exhibit
             between the Company and      10.3 to the Registrant's Registration
             John R. Thach.               Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
   10.4*     Employment agreement         Incorporated by reference to Exhibit
             between the Company and      10.4 to the Registrant's Registration
             William B. Miller.           Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

   10.5      Loan agreement between       Incorporated by reference to Exhibit
             Princeton Academic Press     10.5 to the Registrant's Registration
             and Fremont Financial        Statement on Form SB-2 filed under
             Corporation.                 the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

   10.6      Loan agreement between       Incorporated by reference to Exhibit
             Polychem Corporation and     10.6 to the Registrant's Registration
             Congress Financial           Statement on Form SB-2 filed under
             Corporation.                 the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

   10.7      Term note of the Company     Incorporated by reference to Exhibit
             in favor of The Budd         10.7 to the Registrant's Registration
             Company.                     Statement on Form SB-2 filed under
                                          the Securities Act of 1933, as
                                          amended, Registration no. 33-94252.

   10.8      Surety agreement of the      Incorporated by reference to Exhibit
             Company in favor of The      10.13 to the Registrant's
             Budd Company.                Registration Statement on Form SB-2
                                          filed under the Securities Act of
                                          1933, as amended, Registration no.
                                          33-94252.

   10.9      Limited guaranty of the      Incorporated by reference to Exhibit
             Company in favor of          10.14 to the Registrant's
             Congress Financial           Registration Statement on Form SB-2
             Corporation.                 filed under the Securities Act of
                                          1933, as amended, Registration no.
                                          33-94252.

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
   10.10     Intercreditor agreement      Incorporated by reference to Exhibit
             between Congress Financial   10.15 to the Registrant's
             Corporation and The Budd     Registration Statement on Form SB-2
             Company dated March          filed under the Securities Act of
             10,1995 to which Polychem    1933, as amended, Registration no.
             Corporation has signed an    33-94252.
             Acknowledgment and
             Agreement.

   10.11     Mortgage on Phoenixville,    Incorporated by reference to Exhibit
             Pennsylvania property by     10.16 to the Registrant's
             Polychem Corporation in      Registration Statement on Form SB-2
             favor of Congress            filed under the Securities Act of
             Financial Corporation.       1933, as amended, Registration no.
                                          33-94252.

   10.12     Real estate lease between    Incorporated by reference to Exhibit
             Polychem Corporation, as     10.20 to the Registrant's
             successor to The Budd        Registration Statement on Form SB-2
             Company, and Windsor         filed under the Securities Act of
             Designs, Inc. for a term     1933, as amended, Registration no.
             expiring November 30, 1999.  33-94252.

   10.13     Real estate lease between    Incorporated by reference to Exhibit
             Princeton University         10.21 to the Registrant's
             Press, as lessor, and        Registration Statement on Form SB-2
             Princeton Academic Press,    filed under the Securities Act of
             Inc., as lessee dated        1933, as amended, Registration no.
             July, 1, 1993.               33-94252.

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
   10.14     The Corporate Plan for the   Incorporated by reference to Exhibit
             Profit Sharing/401 (k)       10.25 to the Registrant's
             Plan Fidelity Basic as       Registration Statement on Form SB-2
             Document No. 07.             filed under the Securities Act of
                                          1933, as amended, Registration no.
                                          33-94252.

   10.15     Spectra Regional Prototype   Incorporated by reference to Exhibit
             Non-Standardized Cash or     10.26 to the Registrant's
             Deferred Profit Sharing      Registration Statement on Form SB-2
             Plan and Trust.              filed under the Securities Act of
                                          1933, as amended, Registration no.
                                          33-94252.

   10.16     Adoption Agreement for the   Incorporated by reference to Exhibit
             Spectra Regional Prototype   10.27 to the Registrant's
             Non-Standardized Cash or     Registration Statement on Form SB-2
             Deferred Profit Sharing      filed under the Securities Act of
             Plan and Trust.              1933, as amended, Registration no.
                                          33-94252.

   10.17 *   The Eastwind Group, Inc.     Incorporated by reference to Exhibit
             Stock Option Incentive       10.28 to the Registrant's
             Plan.                        Registration Statement on Form SB-2
                                          filed under the Securities Act of
                                          1933, as amended, Registration no.
                                          33-94252.

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
   10.18 *   The Eastwind Group, Inc.     Incorporated by reference to Exhibit
             Non-Employee Directors       10.29 to the Registrant's
             Stock Option Plan.           Registration Statement on Form SB-2
                                          filed under the Securities Act of
                                          1933, as amended, Registration no.
                                          33-94252.


   10.19     Securities Purchase          Incorporated by reference to Exhibit
             Agreement between the        10.1 to the Registrant's form 8-K
             Company and Odyssey          dated May 10, 1996 filed under the
             Capital Group, LP dated      Securities Exchange Act of 1934.
             May 10, 1996.

   10.20     Amendment No. 1 to           Incorporated by reference to Exhibit
             Securities Purchase          10.27 to the Registrant's Registration
             Agreement between the        Statement on Form SB-2 filed under the
             Company and Odyssey          Securities Act of 1933, as amended,
             Capital Group, LP dated      Registration no. 333-08227.
             June 20, 1996.

   10.21     Securities Purchase          Incorporated by reference to Exhibit
             Agreement between the        10.28 to the Registrant's Registration
             Company and Mentor Special   Statement on Form SB-2 filed under the
             Situation, LP dated June     Securities Act of 1933, as amended,
             20, 1996.                    Registration no. 333-08227.

    21       Subsidiaries of the          Filed herewith.
             Registrant.

    27       Financial Data Schedule.     in electronic format only.

_________________________
* Management contract or compensatory plan or arrangement.