Form 10QSB
period 1997-03-29
EASTWIND GROUP INC
filed 1997-05-19
CIK 867408

                           THE EASTWIND GROUP, INC.



--------------------------------------------------------------------------------



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 29, 1997
                               ----------------

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
           Yes   X                          No
               ------                          ------
           Yes   X                          No
               ------                          ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                       2,786,019 shares
----------------------------------         ------------------------------------
      (Class)                              (Outstanding at May 12, 1997)

Transitional Small Business Disclosure format (check one)
           Yes                              No   X
               ------                          ------

                           THE EASTWIND GROUP, INC.

                                                                  Page Number
                                                                  -----------
PART I.
-------
Item 1. - Financial Statements (unaudited)

Consolidated Balance Sheets as of
     March 29, 1997 and December 31, 1996                                4

Consolidated Statements of Operations for the
     Quarter ended March 29, 1997 and March 31, 1996                     5

Consolidated Statements of Cash Flows for the
     Quarter ended March 29, 1997 and March 31, 1996                     6

Notes to Consolidated Financial Statements                               7


Item 2 - Management's Discussion and Analysis of
        Results of Operations and Financial Condition                   15


PART II.
--------

Item 1 - Legal Proceedings                                              21

Item 2 - Changes in Securities                                          21

Item 3 - Defaults on Senior Securities                                  21

Item 4 - Submission of Matters to a
          Vote of Securities Holders                                    21

Item 5 - Other Information                                              22

Item 6 - Exhibits and Reports on Form 8-K                               22


                                      (2)

                            THE EASTWIND GROUP, INC.
                        PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

The following financial information sets forth the operations of The Eastwind Group, Inc. ("The Company") for the quarter ended March 29, 1997 and March 31, 1996. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

In the opinion of management, the following unaudited balance sheets and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 29, 1997 and December 31, 1996, and the results of operations and cash flows for the quarter ended March 29, 1997 and March 31, 1996.


                                      (3)

                           The Eastwind Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                          March 29,        December 31,
                             ASSETS                                          1997             1996
                                                                        --------------   --------------
Current assets:
 Cash and cash equivalents                                              $     374,973    $     709,697
 Accounts receivable, net                                                   7,422,943        7,655,763
 Due from related parties                                                      -             1,047,354
 Inventories                                                                5,800,505        4,001,007
 Prepaid expenses                                                             312,369          203,820
 Prepaid income taxes                                                          23,431           91,500
                                                                        --------------   --------------
       Total current assets                                                13,934,221       13,709,141

Property, plant and equipment, net                                          8,607,699        7,024,393
Investment in investee companies                                               -               700,000
Goodwill and other assets                                                   8,342,833        7,024,489
                                                                        --------------   --------------
                                                                        $  30,884,753    $  28,458,023
                                                                        ==============   ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Lines of credit                                                        $   4,102,632    $   3,626,365
 Currrent portion of long-term debt                                           968,396          880,012
 Current portion of capitalized lease obligations                             930,987          848,701
 Accounts payable                                                           4,621,542        3,775,002
 Accrued expenses                                                           2,424,375        2,718,391
 Due to related parties                                                        -               276,260
 Deferred income taxes                                                         59,431           98,186
                                                                        --------------   --------------
       Total current liabilities                                           13,107,363       12,222,917
                                                                        --------------   --------------
Long-term debt                                                              5,460,833        5,537,523
                                                                        --------------   --------------
Capitalized lease obligations                                               2,122,342        1,695,229
                                                                        --------------   --------------
Accrued pension and postretirement benefits                                   224,675          218,510
                                                                        --------------   --------------
Deferred credit, net                                                          154,062          160,224
                                                                        --------------   --------------
Other liabilities                                                             217,459           -
                                                                        --------------   --------------
Deferred income taxes                                                         398,550          382,814
                                                                        --------------   --------------
Minority interest in consolidated subsidiary                                   22,037           14,927
                                                                        --------------   --------------
Redeemable Series B Preferred Stock                                           900,000          900,000
                                                                        --------------   --------------
Stockholders' equity:
 Series A Preferred stock, $.10 par value, 3,000,000 shares
  authorized; 1,000 issued and outstanding at March 29, 1997
  and December 31, 1996                                                           100              100
 Common stock, $.10 par value, 5,000,000 shares authorized,
  2,686,019 and 2,411,482 issued and 2,651,019 and 2,376,482
     outstanding at March 29, 1997 and December 31, 1996, respectively        268,602          241,148
 Warrants outstanding                                                       1,066,264        1,271,597
 Additional paid-in capital                                                 7,532,444        6,408,621
 Accumulated deficit                                                           (6,369)        (147,051)
                                                                        --------------   --------------
                                                                            8,861,041        7,774,415
 Less-Common stock in treasury, 35,000 at cost                               (193,609)        (193,609)
      Notes receivable from sale of stock                                    (390,000)        (240,000)
      Deferred compensation                                                    -               (14,927)
                                                                        --------------   --------------
       Total stockholders' equity                                           8,277,432        7,325,879
                                                                        --------------   --------------
                                                                        $  30,884,753    $  28,458,023
                                                                        ==============   ==============

    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB are an integral part of these financial statements.

                                      (4)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                 Quarter Ended
                                                                           March 29,      March 31,
                                                                             1997           1996
                                                                         -------------  -------------
Net sales                                                               $  13,655,284  $   4,966,982

Cost of goods sold                                                         10,299,194      3,688,753
                                                                         -------------  -------------

    Gross profit                                                            3,356,090      1,278,229

Selling, general and administrative expenses                                2,612,320        926,696
                                                                         -------------  -------------

    Operating income                                                          743,770        351,533

Interest expense, net                                                         448,078        150,293
                                                                         -------------  -------------

    Income before income taxes and minority interest                          295,692        201,240

Income taxes                                                                   98,400         56,500
                                                                         -------------  -------------

    Income before minority interest                                           197,292        144,740

Minority interest in income of consolidated subsidiary                         (7,110)        -
                                                                         -------------  -------------

Net income                                                                    190,182        144,740

Preferred stock dividends                                                     (49,500)        -
                                                                         -------------  -------------

Net income available to Common stockholders                             $     140,682  $     144,740
                                                                         =============  =============


Earnings per share                                                      $        0.06  $        0.08
                                                                         =============  =============

Shares used in computing earnings per share                                 2,490,224      2,511,490
                                                                         =============  =============





    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB are an integral part of these financial statements.

                                      (5)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Quarter Ended
                                                                           March 29,      March 31,
                                                                             1997           1996
                                                                         -------------  -------------
Cash flows from operating activities:
 Net income                                                             $     190,182  $     144,740
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                                                385,001         82,861
 Amortization of deferred credit                                               (6,162)        (6,162)
 Imputed interest                                                              10,980         -
 Minority interest in income of consolidated subsidiary                         7,110         -
 Changes in assets and liabilities, net of effect from acquisitions:
  (Increase) decrease in:
   Accounts receivable                                                      1,396,407        706,989
   Inventories                                                               (479,725)        65,135
   Prepaid expenses                                                            (8,370)       (30,788)
   Prepaid income taxes                                                        54,339         -
   Other assets                                                               (43,430)        -
 Increase (decrease) in:
   Accounts payable                                                          (422,847)       200,526
   Accrued expenses                                                        (1,217,387)       (29,404)
   Accrued income taxes                                                        -              56,100
   Accrued pension and postretirement benefits                                  6,165          3,750
                                                                         -------------  -------------
    Net cash provided by (used in) operating activities                      (127,737)     1,193,747
                                                                         -------------  -------------

Cash flows from investing activities:
 Purchase of property and equipment                                           (99,783)          (254)
 Net cash acquired in purchase of Lavelle                                     172,550         -
 Net payments from related party                                               -              30,024
 Purchase of subordinated note receivable                                      -            (450,000)
 Other                                                                         20,631         -
                                                                         -------------  -------------
    Net cash provided by (used in) investing activities                        93,398       (420,230)
                                                                         -------------  -------------

Cash flows from financing activities:
 Net repayments under lines of credit                                        (101,475)    (1,388,883)
 Principal payments on term notes and capital leases                         (626,410)      (102,521)
 Net proceeds from exercise of warrants                                       450,000      1,046,000
 Payment of preferred stock dividends                                         (22,500)        -
                                                                         -------------  -------------
    Net cash used in financing activities                                    (300,385)      (445,404)
                                                                         -------------  -------------

Net increase (decrease) in cash and cash equivalents                         (334,724)       328,113

Cash and cash equivalents, beginning of period                                709,697        426,377
                                                                         -------------  -------------
Cash and cash equivalents, end of period                                $     374,973  $     754,490
                                                                         =============  =============


    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB are an integral part of these financial statements.

                                      (6)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
-------  ---------------------

         Effective January 1, 1997, the Company has elected to report its results of operations on a fifty-two or fifty-three week fiscal year basis. Accordingly, the first quarter of 1997 contains twelve weeks and four days. Each subsequent fiscal quarter will contain thirteen weeks, except for the final fiscal quarter of 1997, which will contain fourteen weeks.

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

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at March 29, 1997 and December 31, 1996, and the results of operations and cash flows for the quarter ended March 29, 1997 and March 31, 1996, have been made. The results of operations for the quarter ended March 29, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB which was filed for the year ended December 31, 1996.


Note 2:  Accounts Receivable
-------  -------------------

                                             March 29,            December 31,
                                               1997                   1996
                                            ------------          ------------
         Trade receivables                  $ 7,576,826           $ 7,699,041
         Retainage receivables                  230,611               316,822
         Bad debt reserves                     (231,473)             (207,079)
                                            ------------          ------------
                                              7,575,964             7,808,784
         Less: Retainage receivables
           due in over one year                (153,021)             (153,021)
                                            ------------          ------------
                                            $ 7,422,943           $ 7,655,763
                                            ============          ============

Note 3:  Inventories
-------  -----------

                                             March 29,            December 31,
                                               1997                   1996
                                            ------------          ------------
         Raw Materials                      $ 1,636,453           $ 1,246,482
         Work in Process                      3,006,978             1,189,328
         Finished Goods                       1,466,552             1,565,197
                                            ------------          ------------
                                              6,109,983             4,001,007
         Less: Progress Payments               (309,478)                -
                                            ------------          ------------
                                            $ 5,800,505           $ 4,001,007
                                            ============          ============

                                      (7)

                             THE EASTWIND GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4:  Property, Plant and Equipment
-------  -----------------------------


                                              March 29,            December 31,
                                                1997                   1996
                                            ------------           ------------
         Land                              $    352,135           $    368,916
         Buildings                            2,717,627              2,142,863
         Machinery and Equipment              6,466,040              5,141,739
                                            ------------           ------------
                                              9,535,802              7,653,518
         Less: Accumulated depreciation        (928,103)              (629,125)
                                            ------------           ------------
                                           $  8,607,699           $  7,024,393
                                            ============           ============

         Machinery and equipment includes $4,033,277 and $3,484,800 of production equipment under capital leases at March 29, 1997 and December 31, 1996, respectively. Accumulated depreciation on such equipment was $319,778 and $205,509 at March 29, 1997 and December 31, 1996, respectively.


Note 5:  Goodwill and Other Assets
-------  -------------------------


                                              March 29,           December 31,
                                                1997                  1996
                                            -----------           ------------
         Goodwill, net                     $  7,278,692           $  6,042,889
         Covenant not to compete, net           477,083                489,583
         Retainage receivables
           due in over one year                 153,021                153,021
         Deferred financing, net                270,784                138,253
         Cash surrender value
           of officers' life insurance           90,423                 92,496
         Other                                   72,830                108,247
                                            -----------            -----------
                                           $  8,342,833           $  7,024,489
                                            ===========            ===========

                                      (8)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6:  Long-term Debt
-------  --------------
         Long-term debt consists of the following:

                                                              March 29,            December 31,
                                                                 1997                 1996
                                                            ------------          -------------
Centennial notes payable to individuals,
  interest at 12.5%, due on February 1, 1997                $     --              $  105,000

Centennial term note payable to seller,
  interest at 8%, due in 36 monthly installments
  of principal and interest of $8,333,
  beginning November 1996                                      232,689               251,235

Centennial term note payable to a vendor,
  interest at 8% due in 24 semi-monthly
  installments beginning January 1997                           78,882               104,000

Princeton term note payable to bank,
  secured by all of its assets, due in
  60 monthly  installments of $8,333,
  plus interest at the bank's prime
  rate plus 3.75% (12% at March 29, 1997)                      133,338               158,341

Wickersham  note payable to a bank,
  interest at prime plus 1.75%
  (10.25% at March 29, 1997),
  due in monthly  installments  of
  $5,000 and a balloon  payment in
  December 1997                                                164,935                  --

Wickersham term notes payable to vendors
  due in various monthly installments at
  interest rates ranging up to 10% at
  March 29, 1997                                                99,388                  --

Polychem note payable to the Budd Company,
  interest at 8%, principal payable in
  20 quarterly installments of $81,315,
  beginning March 31, 1998                                   1,626,093             1,626,093

(continued)

                                      (9)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6:  Long-term Debt (continued)
-------  --------------------------


                                                                   March 29,              December 31,
                                                                     1997                     1996
                                                                   ---------              ------------
Polychem  note  payable to bank,
  interest at the bank's prime rate
  plus 1.5% (9.75% at March 29, 1997),
  payable in 18 monthly  installments
  of $21,155 and 41 monthly installments
  of $29,617 plus interest, with a final
  payment in March 2000                                            $ 1,218,513             $ 1,307,364

Ivy note payable to a bank, secured by certain
  property, interest at 7.3%, due in 240 monthly
  installments of principal and interest of
  $5,909 beginning in April 1997                                       750,000                 750,000

Ivy note payable to a bank, secured by
  certain property, interest at the bank's
  prime rate plus 2.0% (10.5% at March 29, 1997)
  due in 240 monthly installments of principal
  and interest of $10,487 beginning in April 1997                    1,077,450               1,054,750

Ivy term note payable to a bank, secured by certain
  property, interest at 9.4%, due in 240 monthly
  installments of principal and interest of
  $2,777 beginning in March 1997                                       298,709                 300,000

Ivy term note payable to a finance company, secured
  by substantially all of its assets, due in 35 monthly
  installments of $7,500, with a final installment of
  $187,500, plus interest at the bank's prime rate
  plus 4.5% (13% at March 29, 1997)                                    427,500                 450,000

Eastwind subordinated note payable to an investor,
  interest at 12%, due in three equal installments
  commencing June 30, 1999                                             321,732                 310,752
                                                                   -----------            ------------
                                                                     6,429,229               6,417,535

Less: current portion                                                 (968,396)               (880,012)
                                                                   -----------            ------------
                                                                   $ 5,460,833             $ 5,537,523
                                                                   ===========            ============

                                      (10)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6:  Long-term Debt (continued)
-------  --------------------------

         Centennial has a $2,750,000 line of credit with a bank, with outstanding borrowings of $1,949,136 at March 29, 1997.

         Wickersham has a $1,000,000 line of credit with a finance company through April 17, 1998. Outstanding borrowings were $530,879 at March 29, 1997.

         Princeton has a $1,000,000 demand line of credit with a bank through August 4, 1997, subject to renewal. Outstanding borrowings were $423,744 and $343,812 at March 29, 1997 and December 31, 1996,
         respectively.

         Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. Outstanding borrowings were $418,769 and $310,139 at March 29, 1997 and December 31, 1996, respectively. As of March 29, 1997, there was $1,605,750 available under the line.

         Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables.

         Ivy has a $1,500,000 line of credit with a finance company through January 1, 2000. Outstanding borrowings were $780,104 at March 29, 1997.

         Future maturities of long-term debt at March 29, 1997 are as follows:

                 March 31, 1998                     $  968,396
                 March 31, 1999                        961,182
                 March 31, 2000                      1,224,760
                 March 31, 2001                        700,404
                 March 31, 2002                        555,209
                 Thereafter                          2,197,546
                                                     ---------
                                                     6,607,497
                 Less: Unamortized interest           (178,268)
                                                     ---------
                                                    $6,429,229
                                                     =========

                                      (11)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7:  Acquisitions
-------  ------------

         Lavelle
         -------

         In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Lavelle in exchange for 44,537 shares of the Company's Common Stock and forgiveness of certain receivables due from Lavelle. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeds the fair value of the net assets acquired by approximately $680,000, which has been recorded as goodwill and is being amortized over 20 years. Lavelle's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

         Lavelle is a manufacturer of sheet metal products for the aerospace industry.

         Wickersham
         ----------

         In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Wickersham in exchange for 30,000 shares of the Company's Common Stock. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair values at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair value of the net assets acquired by approximately $628,000, which has been recorded as goodwill and is being amortized over 20 years. Wickersham's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

         Wickersham is a printing and book manufacturer located in Lancaster, Pennsylvania.

                                      (12)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8:  Pro forma Information as if Acquisitions of Centennial, Ivy,
-------  ------------------------------------------------------------
         Lavelle, and Wickersham Occurred on January 1, 1996
         ---------------------------------------------------

         The following unaudited information is presented for the acquisitions of Centennial, Ivy, Lavelle, and Wickersham as if such acquisitions had occurred on January 1, 1996. The operating results for the quarter ended March 29, 1997 are included in the Company's historical financial consolidated statements of operations for the period then ended. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                                         Quarter Ended
                                                         March 31, 1996
                                                       ------------------
                Net sales                                $ 14,165,000
                Net loss                                 $   (386,000)
                Less Preferred Stock dividends           $   ( 13,000)
                                                         ------------
                Net loss available
                  to Common stockholders                 $   (399,000)
                                                         ============
                Pro forma loss per share                 $       (.13)
                Shares used in computing
                  pro forma net loss per share              2,716,905


                                      (13)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9:  Earnings Per Share
-------  ------------------

         For the quarter ended March 29, 1997 and March 31, 1996, the Company's total outstanding Common Stock options and warrants exceed 20% of the total outstanding Common Stock. Therefore, the earnings per share computations are required to be modified under Accounting Principles Board Opinion No. 15 to assume that all outstanding Common Stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding Common Stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax, with any excess assumed to be invested with income at a market rate of return.

         Earnings per share for the quarter ended March 29, 1997 is computed by dividing net income available to Common stockholders by the weighted average number of shares of Common Stock outstanding during the year since the net effect of the modified treasury stock is antidilutive. Earnings per share for the quarter ended March 31, 1996 is computed using the modified treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides changes in the calculation of earnings per share. The statement is effective for fiscal years ending after December 15, 1997 and, when adopted, will require restatement of prior years' earnings per share. The effect of the adoption of SFAS No. 128 is included on a pro forma basis as presented below:

                                                          Quarter ended
                                                    March 29,       March 31,
                                                      1997            1996
                                                    ---------       ---------
         Earnings per share as reported              $   .06        $   .08

         Effect of SFAS No. 128                          --             .01
                                                     -------        -------

         Pro forma basic earnings per share          $   .06        $   .09
                                                     =======        =======

         Earnings per share as reported              $   .06        $   .08

         Effect of SFAS No. 128                         (.01)          (.01)
                                                     -------        -------

         Pro forma diluted earnings per share        $   .05        $   .07
                                                     =======        =======

                                      (14)

                            THE EASTWIND GROUP, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 29, 1997 AND MARCH 31, 1996
-----------------------------------------------

Overview
--------

The Company generated net income, before preferred stock dividends, of $190,000 for the quarter ended March 29, 1997, compared to $145,000 for the quarter ended March 31, 1996. Operations for the first quarter of 1997 include results of businesses acquired from October 1996 through January 1997, namely Centennial Printing Corp. ("Centennial"), Ivy-Tygart Acquisition Corp. ("Ivy"), Lavelle Company ("Lavelle"), and Wickersham Printing Co., Inc. ("Wickersham"). Accordingly, the results of operations of the Company are not readily comparable. Centennial, Wickersham, and Princeton Academic Press, Inc. ("Princeton), wholly-owned subsidiaries, have been combined under a single entity, Team Graphics, Inc. ("Team Graphics").

Net Sales
---------

Net sales for the quarter ended March 29, 1997 of $13,655,000 represents an increase of $8,688,000 versus the quarter ended March 31, 1996. This increase is the result of net sales from businesses acquired since October 15, 1996. Accordingly, revenues of newly consolidated subsidiaries Ivy ($1,684,000), Lavelle ($1,665,000) and increases in revenues of Team Graphics ($5,356,000) account for the overall increase versus the comparable period of 1996. The increase in net sales of Team Graphics was due to revenues from the newly acquired businesses Centennial and Wickersham, offset by a small decrease in Princeton revenues.

Cost of Good Sold
-----------------

Cost of goods sold for the quarter ended March 29, 1997 of $10,299,000 represents an increase of $6,610,000 versus the quarter ended March 31, 1996. The increase is attributable to the cost of goods sold of newly consolidated subsidiaries Ivy ($1,017,000), Lavelle ($964,000), and Team Graphics ($4,406,000) together with an increase in Polychem's cost of sales of $223,000 and a reduction in Princeton's cost of sales of $205,000. Polychem's cost of goods sold in the quarter ended March 29, 1997 increased over the comparable period of 1996 by 6.3 percentage points because of an unfavorable mix of manufactured versus purchased materials. Polychem's cost of goods sold mix is expected to reverse during the remainder of 1997. Princeton's first quarter 1997 cost of sales decreased versus the comparable period of the prior year by 1.4 percentage points, due to operational efficiencies achieved despite lower sales volume in 1997 versus the comparable 1996 period.

                                      (15)

                            THE EASTWIND GROUP, INC.

---------------------------------

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the quarter ended March 29, 1997 were $2,619,000 or 19.2% of net sales, compared to the comparable period of the prior year of $927,000 or 18.7% of net sales. The increase in selling, general and administrative expenses was principally due to the inclusion of newly consolidated subsidiaries of Ivy ($422,000), Lavelle ($217,000), and increases in selling, general and administrative expenses of Team Graphics ($1,036,000), an increase in corporate overhead of the holding company ($37,000), offset by small decreases at Polychem ($20,000) and Princeton ($5,000). Management believes that the percentage of selling, general and administrative expenses to net sales will decrease as the consolidation of Team Graphics progresses and as fixed costs are spread over higher net sales for all subsidiaries.

Interest Expense
----------------

Interest expense for the quarter ended March 29, 1997 was $448,000 or 3.3% of net sales, versus $150,000 or 3.0% of net sales for the comparable period of 1996. Interest expense as a percentage of sales during the quarter ended March 29, 1997 was higher than the comparable period of 1996 due to the debt incurred for the acquisition of Ivy and Lavelle, the former of which resulted from significant leveraging of its purchase price and the latter due to the financing of long-term government contracts.

Income Taxes
------------

Income tax expense for the quarter ended March 29, 1997 was $98,000. Federal income tax expense for the quarter ended March 31, 1996 was partially offset by the utilization of the Company's net operating loss carryover. The net operating loss carryovers were fully utilized as of December 31, 1996.

                                      (16)

                            THE EASTWIND GROUP, INC.


Liquidity and Capital Resources
-------------------------------

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, and equipment leases. Net cash used in operating activities for the first quarter of 1997 was $128,000 compared to net cash provided by operating activities of $1,194,000 during the first quarter of 1996. The change was principally attributable to a build-up of inventories at March 29, 1997 as compared to March 31, 1996 and payment of accounts payable and accrued expenses during the first quarter of 1997, offset partially by decreases in accounts receivable and increased depreciation and amortization. For the quarter ended March 29, 1997, inventories increased $480,000 as compared to a decrease in inventory for the quarter ended March 31, 1996 of $65,000. Accounts payable and accrued expenses decreased $1,640,000 for the quarter ended March 29, 1997 as compared to a net increase in accounts payable and accrued expenses of $171,000 for the quarter ended March 31, 1996. The Company funded the payment of accounts payable and accrued expenses and the increase in inventories with proceeds from significant collections of accounts receivable. Accounts receivable decreased $1,396,000 for the quarter ended March 29, 1997 as compared to a decrease in accounts receivable of $707,000 for the quarter ended March 31, 1996. The Company continues to focus on the management of accounts receivable and inventories in order to reduce interest cost. Depreciation and amortization was $385,000 for the quarter ended March 29, 1997 compared to $83,000 for the quarter ended March 31, 1996. The decrease was principally due to amortization and goodwill recorded in connection with the acquisitions of Centennial, Lavelle and Wickersham and higher depreciation from fixed assets acquired in connection with the acquisitions of Centennial, Lavelle, Wickersham and Ivy.

Net cash provided by investing activities for the quarter ended March 29, 1997 was $93,000, which compares to cash used in investing activities of $420,000 for the quarter ended March 31, 1996. Cash flows from investing activities for the quarter ended March 29, 1997 were due to cash acquired in the purchase of Lavelle ($173,000), offset by cash used in the purchase of property and equipment ($100,000). The components of cash used in investing activities during the quarter ended March 31, 1996 were the receipts from related party ($30,000), offset by the purchase of a subordinated note receivable from Lavelle.

Net cash used in financing activities during the quarter ended March 29, 1997 totalled $300,000, compared to cash used in financing activities for the quarter ended March 31, 1996 of $445,000. Components of cash used in financing activities for the quarter ended March 29, 1997 were the receipt of proceeds from the exercise of certain warrants issued to Clifton Capital, Ltd. ($450,000), offset by repayments under lines of credit ($101,000),

                                      (17)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

repayments of principal on term notes and capital leases ($626,000), and payment of preferred stock dividends ($23,000). Components of cash used in financing activities during the quarter ended March 31, 1996 were net proceeds from the exercise of warrants ($1,046,000), offset by net repayments under lines of credit ($1,389,000) and principal payments on term notes and capital leases ($102,000).

Working capital was $820,000 and $1,486,000 as of March 29, 1997 and December 31, 1996, respectively. Working capital decreased by $666,000 due to the impact on working capital of the acquisition of Centennial, Ivy, Lavelle, and Wickersham. The Company is continuing to focus on improving the management of accounts receivable and inventories and is currently working toward refinancing its diverse debt structure to reduce its cost and increase availability.

Also, in October 1996, the Company purchased the stock of Centennial for $2,850,000, of which $450,000 of cash was paid. The former owner of Centennial also received $500,000 for his agreement not to compete. In addition, the Company agreed to redeem for cash up to 1,800 shares per quarter of the Company's Series B Preferred Stock held by the former owner of Centennial at $100 per share commencing April 1, 1997. The initial redemption of 1,800 shares was requested as of April 1, 1997. The Company has instituted arbitration proceedings against the former owner of Centennial pursuant to the indemnification provisions of the Amended and Restated Agreement and Plan of Merger between the Company, Centennial, and Centennial Acquisition Corp. Due to the significance of the Company's claims, the Company has not redeemed such preferred shares.

Ivy acquired substantially all of the assets and business of Tygart Moulding Corp. on December 31, 1996, for a purchase price of approximately $3,764,000, of which approximately $3,304,000 was financed as follows: a 20-year term note of approximately $1,804,000 which bears interest at rates ranging from 7.3% to 10.25%; a 20-year term note of $300,000 which bears interest at 9.4%; a 3-year term note of $450,000 which bears interest at 4-1/2% over the prime rate; and a line of credit of $750,000 which bears interest at 3-1/2% over the prime rate. In addition, pursuant to the terms of this asset purchase agreement, Ivy assumed liabilities of Tygart Moulding Corp. relating to trade payables, accrued expenses, and capital leases totalling approximately $450,000. At the time of acquisition the fair market value of the assets, based upon independent appraisals, exceeded their purchase price by $1,843,000. This excess was accounted for as a reduction in the net book value of the assets.

In January 1997, the Company acquired all of the outstanding Common Stock of each of Lavelle and Wickersham through an exchange of Eastwind Common Stock.

                                      (18)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

The Company has no other significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1997.

The $9,000,000 credit facility at Polychem includes a term loan with an outstanding balance of $1,219,000 at March 29, 1997, leaving an aggregate availability of $7,781,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of March 29, 1997, availability under the line of credit, based upon available eligible collateral assets, was $2,025,000, and outstanding borrowings were $419,000.

As of March 29, 1997, Princeton's line of credit balance outstanding was $424,000 against the total credit facility of $1,000,000.

As of March 29, 1997, the Company had outstanding Class A-1, C, C-3, C-4, C-5, D and Clifton Common Stock purchase warrants. During the quarter ended March 29, 1997, exercises of Class C and Clifton warrants to purchase 50,000 and 150,000 shares of Common Stock, respectively, generated gross capital proceeds to the Company of $600,000, of which $150,000 is represented by a note receivable. During April 1997, the remainder of the Clifton warrants (100,000) were exercised. The remaining Class A-1, C, C-3, C-4, C-5, and D warrants, if fully exercised, would generate additional net capital to the Company of $4,644,500 on the issuance of 866,500 shares of common stock. The Company currently anticipates using any such funds, if received, for working capital, including potential acquisitions.

The Company believes that its current cash and available resources, cash generated from operations, and the availability under its lines of credit will be sufficient to fund the Company's operations and expected capital expenditures for the twelve months from March 29, 1997.

The Company intends to aggressively pursue potential acquisitions. The Company will require additional capital to fund its expansion plans, which may be in the form of, among other things, private placements or public offerings of debt, equity or convertible securities.

                                      (19)

                            THE EASTWIND GROUP, INC.

Cautionary Statement
--------------------

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

                                      (20)

                            THE EASTWIND GROUP, INC.
                           PART II - OTHER INFORMATION


Item 1:  Legal Proceedings
-------  -----------------

         The Company initiated binding arbitration proceedings before the American Arbitration Association on March 31, 1997 against Bruce K. Worrall, the former stockholder of Centennial Printing Company ("Centennial") alleging various breaches of representations, warranties and covenants in the Amended and Restated Agreement and Plan of Merger among the Company, Centennial and Centennial Acquisition Corp. ("Merger Agreement"), and seeking indemnification thereunder, including damages of $4.5 million and other relief. The defendant in such proceeding has asserted a counterclaim against the Company, alleging breach of the covenant under the Merger Agreement requiring the Company to redeem a portion of the Series B Preferred Stock held by Worrall on April 1, 1997. The arbitration panel has not yet been chosen, nor have hearings before a panel yet been scheduled.


Item 2:  Change in Securities
-------  --------------------

         Pursuant to a Stock Exchange Agreement between the Company and the former shareholders of Wickersham dated January 3, 1997, the Company issued an aggregate of 30,000 shares of its Common Stock to the former shareholders of Wickersham in exchange for all of their shares in Wickersham. Based upon the limited nature of this acquisition transaction, the Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

         Pursuant to a Stock Exchange Agreement between the Company and the former shareholders of Lavelle dated as of January 3, 1997, the Company issued an aggregate of 44,537 shares of its Common Stock and certain other consideration to the former shareholders of Lavelle in exchange for all of their shares in Lavelle. Based upon the limited nature of this acquisition transaction, the Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

         During the quarter ended March 29, 1997, certain of the outstanding warrants issued to Clifton Capital, Ltd. were exercised by their holders. Such holders received 150,000 shares of the Company's Common Stock for an aggregate consideration of $600,000, including $450,000 in cash and a $150,000 promissory note. Based upon the limited nature of the warrant offering and exercise, and the accredited status of the exercising holders, the Company relied upon Section 4(2) of the Securities Act as an exemption from registration.


Item 3:  Defaults on Senior Securities
-------  -----------------------------

         none


Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         none

                                      (21)

                            THE EASTWIND GROUP, INC.
                           PART II - OTHER INFORMATION


Item 5:  Other Information
-------  -----------------

         none


Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  Exhibits



         Exhibit No.   Description                   Method of Filing
         -----------   -----------                   ----------------
            2.1        Wickersham Stock Exchange     Incorporated by
                       Agreement dated as of         reference to Exhibit 2.1
                       January 3, 1997.              of the Registrant's
                                                     Form 8-K filed
                                                     April 2, 1997.

            2.2        Lavelle Stock Exchange        Filed herewith.
                       Agreement dated as of
                       January 3, 1997.

           10.1        Loan Plan for Officers        Filed herewith.
                       and Key Employees.

           10.2        Employment Agreement          Filed herewith.
                       between the Company and
                       Anthony J. Mendicino.

           27          Financial Data Schedule.      In electronic format only.

    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on January 14, 1997 in connection with the Asset Purchase Agreement between the Company and Tygart Moulding Corporation dated November 12, 1996 whereby the Company acquired substantially all of the assets of Tygart Moulding Corporation. Such acquisition was consummated December 31, 1996. An amendment to Form 8-K was filed on March 17, 1997 which included the financial statements of Tygart Moulding Corporation.

                                      (22)

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:      May 16, 1997




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