Form 10QSB
period 1997-06-20
EASTWIND GROUP INC
filed 1997-08-18
CIK 867408

                           The Eastwind Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                                      June 28,         December 31,
                                                         ASSETS                                         1997              1996
                                                                                                   -------------      -------------
Current assets:
 Cash and cash equivalents                                                                         $    342,218        $    709,697
 Accounts receivable, net                                                                             7,507,995           7,655,763
 Due from related parties                                                                                  --             1,047,354
 Inventories                                                                                          5,243,881           4,001,007
 Prepaid expenses                                                                                       158,790             203,820
 Prepaid or recoverable income taxes                                                                    844,703              91,500
                                                                                                   ------------        ------------
       Total current assets                                                                          14,097,587          13,709,141

Property, plant and equipment, net                                                                    8,558,642           7,024,393
Investment in investee companies                                                                           --               700,000
Goodwill and other assets                                                                             8,204,019           7,024,489
                                                                                                   ------------        ------------
                                                                                                   $ 30,860,248        $ 28,458,023
                                                                                                   ============        ============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit                                                                                   $  4,938,074        $  3,626,365
 Current portion of long-term debt                                                                    1,094,506             880,012
 Current portion of capitalized lease obligations                                                       968,582             848,701
 Accounts payable                                                                                     4,599,068           3,775,002
 Accrued expenses                                                                                     2,693,856           2,718,391
 Due to related parties                                                                                    --               276,260
 Deferred income taxes                                                                                   59,431              98,186
                                                                                                   ------------        ------------
       Total current liabilities                                                                     14,353,517          12,222,917
                                                                                                   ------------        ------------
Long-term debt                                                                                        5,162,748           5,537,523
                                                                                                   ------------        ------------
Capitalized lease obligations                                                                         1,990,570           1,695,229
                                                                                                   ------------        ------------
Accrued pension and postretirement benefits                                                             222,840             218,510
                                                                                                   ------------        ------------
Deferred credit, net                                                                                    147,899             160,224
                                                                                                   ------------        ------------
Other liabilities                                                                                       629,096                --
                                                                                                   ------------        ------------
Deferred income taxes                                                                                   398,550             382,814
                                                                                                   ------------        ------------
Minority interest in consolidated subsidiary                                                             22,529              14,927
                                                                                                   ------------        ------------
Redeemable Series B Preferred Stock                                                                     900,000             900,000
                                                                                                   ------------        ------------
Stockholders' equity:
 Series A Preferred stock, $.10 par value, 3,000,000 shares
  authorized; 1,000 issued and outstanding at June 28, 1997
  and December 31, 1996                                                                                     100                 100
 Common stock, $.10 par value, 5,000,000 shares authorized,
  2,800,019 and 2,411,482 issued and 2,800,019 and 2,376,482
     outstanding at June 28, 1997 and December 31, 1996, respectively                                   280,002             241,148
 Warrants outstanding                                                                                   929,497           1,271,597
 Additional paid-in capital                                                                           7,860,539           6,408,621
 Accumulated deficit                                                                                 (1,425,639)           (147,051)
                                                                                                   ------------        ------------
                                                                                                      7,644,499           7,774,415
 Less-Common stock in treasury, 35,000 shares at cost                                                      --              (193,609)
      Notes receivable from sale of stock                                                              (612,000)           (240,000)
      Deferred compensation                                                                                --               (14,927)
                                                                                                   ------------        ------------
       Total stockholders' equity                                                                     7,032,499           7,325,879
                                                                                                   ------------        ------------
                                                                                                   $ 30,860,248        $ 28,458,023
                                                                                                   ============        ============

    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 are an integral part of these financial statements.

                                      (4)

                            The Eastwind Group, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Quarter Ended                      Two Quarters Ended
                                                                 June 28,             June 30,         June 28,           June 30,
                                                                 1997                 1996             1997                1996
                                                              ------------        -----------       ------------        ------------
Net sales                                                    $ 13,638,211        $  4,726,480       $ 27,293,495        $  9,693,462

Cost of goods sold                                             11,251,782           3,463,274         21,550,976           7,152,027
                                                             ------------        ------------       ------------        ------------

    Gross profit                                                2,386,429           1,263,206          5,742,519           2,541,435

Selling, general and administrative expenses:
 Selling                                                        1,097,192             508,410          2,075,263             927,913

 General and administrative                                     2,320,786             400,386          3,955,034             907,579

 Consolidation expenses - Team Graphics, Inc.                     188,524                --              188,524                --

 Contract settlement with former officer                          430,137                --              430,137                --

                                                             ------------        ------------       ------------        ------------
                                                                4,036,639             908,796          6,648,958           1,835,492
                                                             ------------        ------------       ------------        ------------

    Operating income (loss)                                    (1,650,210)            354,410           (906,439)            705,943

Interest expense, net                                             431,794             144,665            879,873             294,958
                                                             ------------        ------------       ------------        ------------

    Income before income taxes and
     minority interest                                         (2,082,004)            209,745         (1,786,312)            410,985

Income taxes (benefit)                                           (712,792)             27,900           (614,392)             84,400
                                                             ------------        ------------       ------------        ------------

    Income (loss) before minority interest                     (1,369,212)            181,845         (1,171,920)            326,585

Minority interest in income of
 consolidated subsidiary                                             (492)               --               (7,602)               --
                                                             ------------        ------------       ------------        ------------

Net income (loss)                                              (1,369,704)            181,845         (1,179,522)            326,585

Preferred stock dividends                                         (49,500)               --              (99,000)               --
                                                             ------------        ------------       ------------        ------------

Net income (loss)available to
 Common stockholders                                         $ (1,419,204)       $    181,845       $ (1,278,522)       $    326,585
                                                             ============        ============       ============        ============



Earnings (loss) per share                                    $      (0.51)       $       0.09       $      (0.49)       $       0.16
                                                             ============        ============       ============        ============


Shares used in computing earnings per share                     2,763,338           2,897,633          2,596,589           2,806,562
                                                             ============        ============       ============        ============


    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 are an integral part of these financial statements.


                                      (5)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                        Two Quarters Ended
                                                                                                       June 28,         June 30,
                                                                                                         1997             1996
                                                                                                     ------------     -------------
Cash flows from operating activities:
 Net income (loss)                                                                                  $ (1,179,522)    $      326,585
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                                                                           817,801            176,089
 Amortization of deferred credit                                                                         (12,325)           (11,825)
 Imputed interest                                                                                         22,347               --
 Minority interest in income of consolidated subsidiary                                                    7,602               --
 Changes in assets and liabilities, net of effect from acquisitions:
(Increase) decrease in:
   Accounts receivable                                                                                 1,311,355            398,162
   Inventories                                                                                            76,899            (91,686)
   Prepaid expenses                                                                                      145,209            (57,436)
   Deferred tax benefit                                                                                 (766,933)              --
   Other assets                                                                                          (65,533)           (11,800)
 Increase (decrease) in:
   Accounts payable                                                                                     (445,321)            52,090
   Accrued expenses                                                                                     (947,905)            19,684
   Liability to former officer                                                                           430,137
   Accrued income taxes                                                                                        0             40,900
   Other liabilities                                                                                     (18,500)
   Accrued pension and postretirement benefits                                                             4,330              9,000
                                                                                                     ------------     -------------
    Net cash (used in) operating activities                                                             (620,359)           849,763
                                                                                                     ------------     -------------
Cash flows from investing activities:
 Purchase of property and equipment                                                                     (239,481)            (6,302)
 Net cash acquired in purchase of Lavelle                                                                172,550               --
 Purchase of subordinated note receivable                                                                   --             (450,000)
 Purchase of preferred stock                                                                                --             (250,000)
 Other                                                                                                    20,631               --
                                                                                                     ------------     -------------
    Net cash provided by (used in) investing activities                                                  (46,300)          (706,302)
                                                                                                     ------------     -------------
Cash flows from financing activities:
 Net repayments under lines of credit                                                                    733,967         (1,115,885)
 Principal payments on term notes and capital leases                                                  (1,014,124)          (217,341)
 Proceeds from sale of common stock and warrants                                                         174,337            474,381
 Net proceeds from exercise of warrants                                                                  450,000          1,321,000
 Proceeds from sale of preferred stock, net of warrants                                                     --              459,411
 Issuance of warrants, net of exercise                                                                      --            1,296,511
 Proceeds from subordinated debenture                                                                       --              289,600
 Payment of preferred stock dividends                                                                    (45,000)           (12,857)
                                                                                                     ------------     -------------
    Net cash provided by financing activities                                                            299,180          2,494,820
                                                                                                     ------------     -------------

Net increase (decrease) in cash and cash equivalents                                                    (367,479)         2,638,281

Cash and cash equivalents, beginning of period                                                           709,697            426,377

                                                                                                     ------------     -------------
Cash and cash equivalents, end of period                                                            $    342,218     $    3,064,658
                                                                                                     ============     =============

    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 are an integral part of these financial statements.


                                      (6)

                            THE EASTWIND GROUP, INC.

                          PART II - OTHER INFORMATION


Item 1:   Legal Proceedings
          -----------------

          Reference is made to the Company's Form 10-QSB for the period ended March 29, 1997 for a description of the binding arbitration proceedings involving Bruce K. Worrall. There have been no material developments in this matter since the last report.

Item 2:   Change in Securities.
          --------------------

          During the quarter ended June 28, 1997, certain of the outstanding warrants issued to Clifton Capital, Ltd. were exercised by their holders. In April such holders received 100,000 shares of the Company's Common Stock for an aggregate consideration of $300,000, payable in the form of a Promissory Note. Based upon the limited nature of the warrant offering and exercise, and the accredited status of the exercising holders, the Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

Item 3:   Defaults on Senior Securities.
          -----------------------------

          Pursuant to terms of the Company's Series B Preferred Stock, the holder of all of the issued and outstanding shares of that series of preferred stock requested that a portion of such shares be redeemed on April 1, 1997. The Company determined not to redeem the 1,800 shares requested by the holder at the stated value of $100 per share, or $180,000. In addition, quarterly dividends at a rate of 6% per annum of the stated value of all 9,000 shares, at $100 per share, were payable on that same April 1, 1997 date, aggregating $13,500, which the Company also declined to pay. The Company's decision not to redeem these shares nor pay these dividends was predicated upon the size of the damages being asserted against the holder of such shares in the arbitration proceeding identified in Item 1 above, far in excess of these payments due the holder.

Item 4:   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          At the Company's Annual Meeting of Stockholders on June 5, 1997, all nominees for directors, as named in the Company's Proxy Statement dated May 7, 1997, were elected to the terms of office described in such Proxy Statement. The tabulation of the votes for each Director were as follows:

                                  Vote in    Vote
Name                               Term      Favor    Against  Abstention
--------------------------------  -------  ---------  -------  ----------

          Paul A. DeJuliis        3 years  2,378,133        0      20,421

          John R. Thach           3 years  2,377,133        0      21,421

          William B. Miller       3 years  2,377,686        0      20,868

          Anthony J. Mendicino    2 years  2,378,186        0      20,368

          Bruce P. Murray         2 years  2,378,186        0      20,368

          Andrew Panzo            1 year   2,378,120        0      20,434

          Porter Bibb             1 year   2,378,186        0      20,368

          Edward F. Sager, Jr.    1 year   2,378,186        0      20,368


          The other matters voted upon at such meeting, and all as described in such Proxy Statement in more detail, were all approved, as follows:

          (a) The proposal to amend the Company's Certificate of Incorporation to classify its Board of Directors, was approved with a vote of 1,398,728 shares in favor, 33,698 shares against, 9,435 shares abstaining and the balance of the 2,398,573 shares in attendance in person or in proxy either withholding their vote or represented by broker's non-votes.

          (b) The proposal to change the name and address of the Company's Registered Agent in Delaware and to make other technical connections was approved with a vote of 1,470,585 shares in favor, 10,440 shares against, 7,927 shares abstaining and the balance of the 2,398,573 shares in attendance in person or in proxy either withholding their vote or represented by broker's non-votes.

          (c) The proposal to approve the proposed amendments to the Company's Stock Option Incentive Plan was approved with a vote of 1,372,081 shares in favor, 78,330 shares against, 11,034 shares abstaining and the balance of the 2,398,573 shares in attendance in person or in proxy either withholding their vote or represented by broker's non-votes.

          (d) The proposal to approve the proposed amendments to the Company's Non-Employee Directors Stock Option Plan was approved with a vote of 1,369,703 shares in favor, 81,815 shares against, 12,666 shares abstaining and the balance of the 2,398,573 shares in attendance in person or in proxy either withholding their vote or represented by broker's non-votes.

Item 5:   Other Information.
          -----------------

          By agreement dated June 20, 1997 and effective July 1, 1997, John R. Thach resigned as the President and as a member of the Executive Committee of the Board of Directors of the Company. By subsequent action of the Board of Directors, Anthony J. Mendicino was appointed to fill his position as President and as a member of the Board's Executive Committee. The terms of that agreement are set forth in an Exhibit filed herewith. Mr. Thach took this action in order to pursue other interests and activities, although he will remain as a member of the Board of Directors for his current term, which expires at the Annual Meeting of Stockholders in the year 2000.

Item 6:   Exhibits and Reports on Form 8-K.
          ---------------------------------
          (a)    Exhibits

              Exhibit                                         Method
               Number     Description                         of Filing
             ---------   ------------                         --------------

               10.1       Severance Agreement between the     Filed herewith
                          Company and John R. Thach dated
                          June 20, 1997.

               27         Financial Data Schedule             In electronic
                                                              format only

     (b)  Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K on April 2, 1997 in connection with the acquisition of all of the outstanding common stock of Wickersham Printing Company, Inc. by the Company, which was consummated on March 19, 1997. The Company filed a report on Form 8-K\A on June 2, 1997 which included the financial statements of Wickersham Printing Company, Inc.