Form 10QSB/A
period 1997-06-28
EASTWIND GROUP INC
filed 1997-08-19
CIK 867408

                                 United States
                       Securities and Exchange Commission
                             Washington, DC  20549
                             FORM  10-QSB/A No.1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 28, 1997
                               ----------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from               to
                                 ------------    ------------

Commission File Number:    0-27638
                        -------------------


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

            Yes  X                    No
                ---                      ---
            Yes  X                    No
                ---                      ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, $.10 par value                       2,800,019 shares
----------------------------------          -----------------------------------
       (Class)                                (Outstanding at August 15, 1997)


Transitional Small Business Disclosure format (check one)

            Yes                       No  X
                ---                      ---

                            THE EASTWIND GROUP, INC.



PART I.                                                       Page Number
-------                                                       -----------

Item 1. - Financial Statements (unaudited)

Consolidated Balance Sheets as of
     June 28, 1997 and December 31, 1996                            4

Consolidated Statements of Operations for the
     Quarter ended June 28, 1997 and June 30, 1996 and
     the Two Quarters ended June 28, 1997 and June 30, 1996         5

Consolidated Statements of Cash Flows for the
     Two Quarters ended June 28, 1997 and June 30, 1996             6

Notes to Consolidated Financial Statements                          7

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition             16


PART II.
--------

Item 1 - Legal Proceedings                                         26

Item 2 - Changes in Securities                                     26

Item 3 - Defaults on Senior Securities                             26

Item 4 - Submission of Matters to a
            Vote of Securities Holders                             26

Item 5 - Other Information                                         27

Item 6 - Exhibits and Reports on Form 8-K                          27




                                      (2)

                            THE EASTWIND GROUP, INC.
                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

The following financial information sets forth the operations of The Eastwind Group, Inc. (the "Company") for the quarter and two quarters ended June 28, 1997 and June 30, 1996. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

In the opinion of management, the following unaudited balance sheets and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 28, 1997 and December 31, 1996, and the results of operations and cash flows for the quarter and two quarters ended June 28, 1997 and June 30, 1996.



                                      (3)

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

            In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at June 28, 1997 and December 31, 1996, and the results of operations and cash flows for the quarter and two quarters ended June 28, 1997 and June 30, 1996, have been made. The results of operations for the two quarters ended June 28, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


Note 2:     Accounts Receivable
-------     -------------------

                                             June 28,            December 31,
                                               1997                 1996
                                            -----------          ------------
            Trade receivables               $7,444,974           $ 7,699,041
            Retainage receivables              438,515               316,822
            Bad debt reserves                 (222,473)             (207,079)
                                            -----------          ------------
                                             7,661,016             7,808,784
            Less: Retainage receivables
             due in over one year             (153,021)             (153,021)
                                            -----------          ------------
                                            $7,507,995           $ 7,655,763
                                            ===========          ============

Note 3:     Inventories
-------     -----------

                                             June 28,            December 31,
                                               1997                 1996
                                           -----------           ------------
            Raw Materials                  $ 1,771,039           $  1,246,482
            Work in Process                  1,814,537              1,189,328
            Finished Goods                   1,631,305              1,565,197
                                           -----------           ------------
                                           $ 5,243,881           $  4,001,007
                                           ===========           ============

                                      (7)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4:     Property, Plant and Equipment
-------     -----------------------------

                                             June 28,            December 31,
                                               1997                 1996
                                           -----------           ------------
            Land                           $   352,135           $    368,916
            Buildings                        2,776,940              2,142,863
            Machinery and Equipment          6,667,987              5,141,739
                                           -----------           ------------
                                             9,797,062              7,653,518
            Less:Accumulated depreciation   (1,238,420)              (629,125)
                                           ------------          -------------
                                           $ 8,558,642           $  7,024,393
                                           ============          =============

            Machinery and equipment includes $4,122,853 and $3,484,800 of production equipment under capital leases at June 28, 1997 and December 31, 1996, respectively. Accumulated depreciation on such equipment was $404,132 and $205,509 at June 28, 1997 and December 31, 1996, respectively.


Note 5:     Goodwill and Other Assets
-------     -------------------------

                                             June 28,            December 31,
                                               1997                 1996
                                           -----------           ------------
            Goodwill, net                  $ 7,180,242           $  6,042,889
            Covenant not to compete, net       464,583                489,583
            Retainage receivables
              due in over one year             153,021                153,021
            Deferred financing, net            268,003                138,253
            Cash surrender value
              of officers' life insurance        -                     92,496
            Other                              138,170                108,247
                                           -----------           ------------
                                           $ 8,204,019           $  7,024,489
                                           ===========           ============

                                      (8)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6:     Long-term Debt
-------     --------------
            Long-term debt consists of the following:

                                       June 28,             December 31,
                                         1997                   1996
                                      ----------            ------------
Centennial notes payable to
 individuals, interest at 12.5%,
 due on February 1, 1997              $  ---                 $  105,000

Centennial term note payable to
 seller, interest at 8%, due in
 36 monthly installments of
 principal and interest of
 $8,333, beginning November 1996         212,207                251,235

Centennial term note payable to
 a vendor, interest at 8% due in
 24 semi-monthly installments
 beginning January 1997                   53,117                104,000

Princeton term note payable to
 bank, secured by all of its
 assets, due in 60 monthly
 installments of $8,333, plus
 interest at the bank's prime rate
 plus 3.75% (12% at June 28, 1997)       108,338                158,341

Wickersham note payable to a bank,
 interest at prime plus 1.75%
 (10.25% at June 28, 1997), due
 in monthly installments of
 $5,000 and a balloon payment
 in December 1997                        164,935                  ---

Wickersham term notes payable to
 vendors due in various monthly
 installments at interest rates
 ranging up to 10% at June 28,
 1997                                     85,650                  ---

Polychem note payable to the Budd
 Company, interest at 8%,
 principal payable in 20 quarterly
 installments of $81,315,
 beginning March 31, 1998               1,626,093              1,626,093

(continued)




                                      (9)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Note 6:  Long-term Debt (continued)
  -------  --------------------------

Polychem note payable to bank, interest            June 28,      December 31,
  at the bank's prime rate plus 1.5%                 1997            1996
  (9.75% at June 28, 1997), payable in            ----------     ------------
  18 monthly installments of $21,155 and
  41 monthly installments of $29,617 plus
  interest, with a final payment in
  March 2000                                      $1,129,664        $1,307,364

Ivy note payable to a bank, secured by
  certain property, interest at 7.3%, due
  in 240 monthly installments of principal
  and interest of $5,909 beginning in
  April 1997                                         743,952           750,000

Ivy note payable to a bank, secured by
  certain property, interest at the
  bank's prime rate plus 2.0% (10.5% at
  June 28, 1997) due in 240 monthly
  installments of principal and interest
  of $10,487 beginning in April 1997               1,074,779         1,054,750

Ivy term note payable to a bank, secured
  by certain property, interest at 9.4%,
  due in 240 monthly installments of
  principal and interest of $2,777
  beginning in March 1997                            297,388           300,000

Ivy term note payable to a finance company,
  secured by substantially all of its assets,
  due in 35 monthly installments of $7,500,
  with a final installment of $187,500, plus
  interest at the bank's prime rate plus 4.5%
  (13% at June 28, 1997)                             405,000           450,000

Eastwind subordinated note payable to an
  investor, interest at 12%, due in three
  equal installments commencing June 30, 1999        333,099           310,752

Other                                                 23,032
                                                  ----------        ----------

                                                   6,257,254         6,417,535
Less: current portion                             (1,094,506)         (880,012)
                                                  ----------        ----------
                                                  $5,162,748        $5,537,523
                                                  ==========        ==========


                                      (10)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6:  Long-term Debt (continued)
-------  --------------------------


         Centennial has a $2,750,000 line of credit with a bank, with outstanding borrowings of $2,199,632 at June 28, 1997.

         Wickersham has a $1,000,000 line of credit with a finance company through April 17, 1998. Outstanding borrowings were $577,463 at June 28, 1997.

         Princeton has a $1,000,000 demand line of credit with a bank through August 4, 1997, subject to renewal (a thirty day renewal has been granted through September 4, 1997). Outstanding borrowings were $425,562 and $343,812 at June 28, 1997 and December 31, 1996,
         respectively.

         Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. Outstanding borrowings were $538,074 and $310,139 at June 28, 1997 and December 31, 1996, respectively. As of June 28, 1997, there was $757,984 available under the line.

         Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables. Outstanding borrowings were $291,574 as of June 28, 1997.

         Ivy has a $1,500,000 line of credit with a finance company through January 1, 2000. Outstanding borrowings were $905,769 at June 28, 1997.

         Future maturities of long-term debt at June 28, 1997 are as follows:

               June 27, 1998                $1,094,506
               June 26, 1999                   951,232
               July 1, 2000                    988,205
               June 30, 2001                   649,088
               June 29, 2002                   539,073
               Thereafter                    2,035,150
                                            ----------
                                            $6,257,254
                                            ==========

                                      (11)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7:  Acquisitions
-------  ------------

         Lavelle
         -------

         In January 1997, the Company acquired all of the outstanding common stock of Lavelle in exchange for 44,537 shares of the Company's Common Stock and forgiveness of certain receivables due from Lavelle. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeds the fair value of the net assets acquired by approximately $680,000, which has been recorded as goodwill and is being amortized over 20 years. Lavelle's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

         Lavelle is a manufacturer of sheet metal products for the aerospace industry.

         Wickersham
         ----------

         In January 1997, the Company acquired all of the outstanding common stock of Wickersham in exchange for 30,000 shares of the Company's Common Stock. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair values at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair value of the net assets acquired by approximately $628,000, which has been recorded as goodwill and is being amortized over 20 years. Wickersham's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

         Wickersham is a printing and book manufacturer located in Lancaster, Pennsylvania.

                                      (12)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8:  Pro forma Information as if Acquisitions of Centennial, Ivy,
-------  ------------------------------------------------------------
         Lavelle, and Wickersham Occurred on January 1, 1996
         ---------------------------------------------------

         The following unaudited information is presented for the acquisitions of Centennial, Ivy, Lavelle, and Wickersham as if such acquisitions had occurred on January 1, 1996. The operating results for the quarter and two quarters ended June 28, 1997 are included in the Company's historical financial consolidated statements of operations for the period then ended. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                            Quarter Ended   Two Quarters Ended
                                            June 30, 1996      June 30, 1996
                                            -------------      -------------
         Net sales                           $13,123,000        $27,288,000
                                             ===========        ===========
         Net income (loss)                   $   200,000        $  (228,000)
         Less Preferred Stock dividends      $  ( 13,000)       $  ( 13,000)
                                             -----------        -----------
         Net income (loss) available
           to Common stockholders            $   187,000        $  (241,000)
                                             ===========        ===========
         Pro forma income (loss) per share   $       .10        $      (.04)
                                             ===========        ===========
         Shares used in computing pro forma
           net income (loss) per share         1,800,283          1,709,212
                                             ===========        ===========

                                      (13)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 9:   Earnings Per Share
  -------   ------------------

            Earnings per share for the quarter and two quarters ended June 28, 1997 is computed by dividing net income available to Common stockholders by the weighted average number of shares of Common Stock outstanding during the year since the net effect of the modified treasury stock is antidilutive.

            Earnings per share for the quarter and two quarters ended June 30, 1996 is computed using the modified treasury stock method. For the quarter and two quarters ended June 30, 1996, the Company's total outstanding Common Stock options and warrants exceed 20% of the total outstanding Common Stock. Therefore, the earnings per share computations are required to be modified under Accounting Principles Board Opinion No. 15 to assume that all outstanding Common Stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding Common Stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax, with any excess assumed to be invested with income at a market rate of return.

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


                                          Quarter Ended      Two Quarters Ended
                                       June 28,    June 30,  June 28,   June 30,
                                         1997        1996      1997       1996
                                       --------    --------  --------   --------
  Earnings per share as
   reported                            $  (.51)     $  .09    $ (.49)     $ .16

  Effect of SFAS No. 128                   --          .01       --         .03
                                       --------     -------   -------   --------
  Pro forma basic earnings
   per share                           $  (.51)     $  .10    $ (.49)     $ .19
                                       ========     =======   =======   ========
  Earnings per share as
   reported                            $  (.51)     $  .09    $ (.49)     $ .16

  Effect of SFAS No. 128                   --         (.01)      --       $ .02
                                       --------     -------   -------   --------
  Pro forma diluted
   earnings per share                  $  (.51)     $  .08    $ (.49)     $ .14
                                       ========     =======   =======   ========

                                      (14)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Note 10:  Contract Settlement with Former Officer
  --------  ---------------------------------------

            By agreement dated June 20, 1997 and effective July 1, 1997, John R. Thach, the President of the Company, resigned from his office and from his position as a member of the Executive Committee of the Board of Directors. He remains a Director of the Company.

            The agreement provides for equal monthly payments in satisfaction of his employment contract plus a lump sum contingent payment. That portion that was fixed and determinable ($500,000) has been recorded in the accompanying financial statements as a charge to income at its present value as of June 28, 1997.


  Note 11:  Consolidation Expenses - Team Graphics, Inc.
  --------  --------------------------------------------

            During the quarter ended June 28, 1997, Team Graphics combined the production facilities of Princeton Academic Press, Inc. into the facilities of Wickersham Printing, Inc. to provide for more efficient use of buildings, machinery and equipment and supervisory production staff. The costs of this consolidation, totalling $188,524, are reported as a separate line item in the accompanying statement of operations.

                                      (15)

                           THE EASTWIND GROUP, INC.


  Item 2 - Management's Discussion and Analysis of Financial Condition
  ---------------------------------------------------------------------
           and Results of Operations
           -------------------------

  RESULTS OF OPERATIONS
  ---------------------

  QUARTER ENDED JUNE 28, 1997 AND JUNE 30, 1996
  ---------------------------------------------

  Overview
  --------

  The Company generated a net loss, before preferred stock dividends, of $1,370,000 for the quarter ended June 28, 1997, compared to net income of $182,000 for the quarter ended June 30, 1996. Operations for the first two quarters of 1997 include results of businesses acquired from October 1996 through January 1997, namely Centennial Printing Corp. ("Centennial"), Ivy-Tygart Acquisition Corp. ("Ivy"), Lavelle Company ("Lavelle"), and Wickersham Printing Co., Inc. ("Wickersham"). Accordingly, the results of operations of the Company are not readily comparable. Centennial, Wickersham, and Princeton Academic Press, Inc. ("Princeton"), are wholly-owned subsidiaries, and have been combined under a single entity, Team Graphics, Inc. ("Team Graphics").

  The operating results for the quarter ended June 28, 1997 were adversely impacted by a softness in the demand for printing resulting in a loss for Team Graphics for the period, and deferral of contract revenue at Polychem resulting in lesser gross profit for the period. In addition, during the quarter ended June 28, 1997, the Company incurred special charges to operations, namely contract settlement with a former officer ($430,000), consolidation expenses in Team Graphics ($189,000), and the write-off of expenses previously incurred for unconsummated transactions ($160,000).

  Net Sales
  ---------

  Net sales for the quarter ended June 28, 1997 of $13,638,000 represents an increase of $8,912,000 versus the quarter ended June 30, 1996. Revenues of the newly consolidated subsidiaries Ivy ($1,811,000) and Lavelle ($1,594,000) and increases in net sales of Team Graphics ($6,070,000) more than offset reduced revenues from Polychem ($563,000), and account for the overall increase versus the comparable period of 1996. The increase in net sales of Team Graphics was due to revenues from the newly acquired businesses Centennial and Wickersham, offset by a small decrease in Princeton revenues due to the plant shutdown related to the move to Wickersham.

  Cost of Goods Sold
  ------------------

  Cost of goods sold for the quarter ended June 28, 1997 of $11,252,000 represents an increase of $7,789,000 versus the quarter ended June 30, 1996. The increase is attributable to the cost of goods sold of newly consolidated subsidiaries Ivy ($1,154,000), Lavelle ($1,047,000), and Team Graphics ($5,591,000). Polychem's cost of sales remained at approximately the same level as the comparable period of the prior year.

                                      (16)

                           THE EASTWIND GROUP, INC.

  ---------------------------------

  The consolidated gross profit percentage for the quarter ended June 28, 1997 was 17.5%, down 9.2% from the quarter ended June 30, 1996, principally due to a reduction at Polychem (13.3%) and Team Graphics (2.7%), reflecting absorption of overhead over lesser sales volume during the quarter. Also, the impact of newly consolidated subsidiaries caused a decreased gross profit due to the higher relative volume of Team Graphics, which, typical for the industry, operates at a lower gross profit than the other manufacturing entities in the consolidated group.

  Selling, General and Administrative Expenses
  --------------------------------------------

  Selling, general and administrative expenses for the quarter ended June 28, 1997 were $4,037,000 or 29.6% of net sales, compared to the comparable period of the prior year of $909,000 or 19.2% of net sales. The increase in selling, general and administrative expenses was due to the inclusion of newly consolidated subsidiaries of Ivy ($562,000), Lavelle ($243,000), and increases in selling, general and administrative expenses of Team Graphics ($1,176,000), which included expenses related to consolidating the production facilities of Princeton into Wickersham ($189,000). Polychem's selling, general and administrative expenses declined from the comparable period of the prior year by $19,000. Corporate overhead of the holding company increased by $1,160,000, due to the contract settlement with a former officer ($430,000), the write-off of costs related to transactions which were not consummated ($160,000), increases in staffing costs, accounting and legal fees and other expenses associated with the Company having increased its size and diversity versus the comparable period of the prior year.

  Interest Expense
  ----------------

  Interest expense for the quarter ended June 28, 1997 was $432,000, versus $145,000 for the comparable period of 1996. Interest expense was higher than the comparable period of 1996 due to the debt incurred for the acquisition of Ivy, Lavelle, Wickersham and Centennial.

  Income Taxes
  ------------

  The income tax benefit for the quarter ended June 28, 1997 was $713,000, which is anticipated to be realized in the remainder of 1997.

                                      (17)

                            THE EASTWIND GROUP, INC.




  TWO QUARTERS ENDED JUNE 28, 1997 AND JUNE 30, 1996
  --------------------------------------------------

  Overview
  --------

  The Company generated a net loss, before preferred stock dividends, of $1,180,000 for the quarter ended June 28, 1997, compared to net income of $327,000 for the two quarters ended June 30, 1996.

  Operations for the first two quarters of 1997 include results of businesses acquired from October 1996 through January 1997, namely Centennial, Ivy, Lavelle, and Wickersham. Accordingly, the results of operations of the Company are not readily comparable.

  The operating results for the two quarters ended June 28, 1997 were adversely impacted by a softness in the demand for printing resulting in a loss for Team Graphics for the period, and deferral of contract revenue at Polychem resulting in lesser gross profit for the period. In addition, during the two quarters ended June 28, 1997, the Company incurred special charges to operations, namely contract settlement with a former officer ($430,000), consolidation expenses in Team Graphics ($189,000), and the write-off of expenses previously incurred for unconsummated transactions ($160,000).

  Net Sales
  ---------

  Net sales for the two quarters ended June 28, 1997 of $27,293,000, represented an increase of $17,600,000 versus the comparable period of the prior year. Net sales of the newly consolidated subsidiaries Ivy ($3,495,000), Lavelle ($3,259,000) and increases in net sales of Team Graphics ($11,427,000) were offset by a reduction in net sales of Polychem ($581,000), primarily due to a deferral of contract revenues expected to be realized in the second half of 1997. The increase in net sales of Team Graphics versus the comparable period of the prior year is attributable to the newly consolidated subsidiaries, Centennial ($8,328,000) and Wickersham ($3,860,000), offset by a reduction in Princeton net sales ($393,000), due principally to the production shutdown in preparation for the consolidation of facilities with Wickersham.

                                      (18)

                            THE EASTWIND GROUP, INC.

  ---------------------------------

  Cost of Goods Sold
  ------------------

  Cost of goods sold for the two quarters ended June 28, 1997 was $21,551,000, an increase of $14,399,000 versus the comparable period of the prior year. The increase is attributable to the cost of goods sold of newly consolidated subsidiaries Ivy ($2,171,000), Lavelle ($2,011,000), and an increase in the cost of good sold of Team Graphics ($9,997,000) and Polychem ($220,000).

  The consolidated gross profit percentage for the two quarters ended June 28, 1997 was 21.0%, a reduction of 5.2% from the comparable period of the prior year. Polychem's gross profit percentage was 9.4% lower than the prior year due to manufacturing overhead being spread over fewer months. The gross profit percentage of Team Graphics of 12.0% for the two quarters ended June 28, 1997 was an improvement of 2.2 percentage points versus the prior year. However, the printing business operates at a lower gross profit percentage than the other manufacturing entities in the consolidated group, thus lowering the consolidated gross profit percentage.

  Selling, General and Administrative Expenses
  --------------------------------------------

  Selling, general and administrative expenses for the two quarters ended June 28, 1997 were $6,649,000 or 24.4% of net sales, compared to $1,835,000 or
  18.9% of net sales in the comparable period of the prior year. The increase in selling, general and administrative expenses was due to the inclusion of newly consolidated subsidiaries of Ivy ($984,000), Lavelle ($460,000), and increases in selling, general and administrative expenses of Team Graphics ($2,212,000). The Team Graphics increase was due to newly consolidated subsidiaries Centennial ($1,589,000) and Wickersham ($667,000) offset by a decrease in Princeton expenses ($44,000). In addition, selling, general and administrative expenses of Team Graphics included $189,000 of consolidation expenses related to moving the production facilities of Princeton into Wickersham. Selling, general and administrative expenses of the holding company included special charges for the contract settlement with a former officer ($430,000), the write-off of costs related to transactions which were not consummated ($160,000), and increases in staffing costs, accounting and legal fees and other expenses associated with the Company having increased its size and diversity versus the comparable period of the prior year.

                                      (19)

                           THE EASTWIND GROUP, INC.

  ---------------------------------

  Interest Expense
  ----------------

  Interest expense for the two quarters ended June 28, 1997 was $880,000, versus $295,000 for the comparable period of 1996. The increased interest expense for the two quarters ended June 28, 1997 relating to the inclusion of newly consolidated subsidiaries Ivy ($184,000), Lavelle ($80,000), Centennial ($216,000) and Wickersham ($74,000) is the principal reason for the additional expense versus the comparable period of the prior year.

  Income Taxes
  ------------

  The net income tax benefit for the two quarters ended June 28, 1997 was $614,000, which is anticipated to be realized in the remainder of 1997.

                                      (20)

                            THE EASTWIND GROUP, INC.


  Liquidity and Capital Resources
  -------------------------------

  The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, and equipment leases. Net cash used in operating activities for the first two quarters of 1997 was $620,000 compared to net cash provided by operating activities of $850,000 during the first two quarters of 1996. The change was principally attributable to a payment of accounts payable and accrued expenses and a deferred tax benefit as of June 28, 1997 as compared to June 30, 1996, offset partially by decreases in accounts receivable and increased depreciation and amortization.

  For the two quarters ended June 28, 1997, the Company funded the payment of accounts payable ($445,000) and accrued expenses ($948,000) with proceeds from significant collections of accounts receivable ($1,311,000). The reduction in accounts receivable for the two quarters ended June 28, 1997 was $913,000 greater than the comparable period of the prior year. Reductions in inventory ($77,000) and prepaid expenses ($145,000) generated operating cash in the two quarters ended June 30, 1997 versus a use of cash from inventories ($92,000) and prepaid expenses ($57,000) for the comparable period of the prior year. The Company continues to focus on the management of accounts receivable and inventories in order to reduce interest cost.

  Prepaid or recoverable income taxes for the two quarters ended June 28, 1997 was a major component of cash used in operations versus accrued income taxes in the first two quarters of the prior year ($41,000). The liability to a former officer ($430,000) from a contract settlement was charged to operations but will be paid in the future. Depreciation and amortization was $818,000 for the two quarters ended June 28, 1997 compared to $176,000 for the comparable period of the prior year, due principally to amortization of goodwill and fixed assets related to newly consolidated subsidiaries Ivy ($64,000), Lavelle ($71,000), Centennial ($465,000) and Wickersham ($61,000).

  Net cash used in investing activities for the two quarters ended June 28, 1997 was $46,000, compared to cash used in investing activities of $706,000 for the two quarters ended June 30, 1996. Cash used in the two quarters ended June 28, 1997 for the purchase of property and equipment ($239,000) was offset by cash acquired in the purchase of Lavelle ($173,000). The components of cash used in investing activities during the two quarters ended June 28, 1997 were the purchase of a subordinated note receivable ($450,000), purchase of preferred stock ($250,000) and purchase of property and equipment ($6,000).

                                      (21)

                           THE EASTWIND GROUP, INC.

  -------------------------------------------

  Net cash provided by financing activities during the two quarters ended June 28, 1997 totalled $299,000, compared to cash provided by financing activities for the two quarters ended June 30, 1996 of $2,495,000. Components of cash provided by financing activities were the receipt of proceeds from the exercise of certain warrants issued to Clifton Capital, Ltd. ($450,000), sale of Common stock ($174,000) and draws against lines of credit ($734,000), offset by principal payments on term notes and capital leases ($1,014,000) and preferred stock dividends.

  The Company had a net working capital deficit of $256,000 versus working capital of $1,486,000 as of June 28, 1997 and December 31, 1996, respectively. Working capital decreased by $1,742,000 due to the impact on working capital of net operating losses during the two quarters ended June 28, 1997 and the acquisition of Centennial, Ivy, Lavelle, and Wickersham. The Company is continuing to focus on improving the management of accounts receivable and inventories and is currently working toward refinancing its diverse debt structure to reduce its cost and increase availability and extend repayment terms on term debt.

  Also, in October 1996, the Company purchased the stock of Centennial for $2,850,000, of which $450,000 was cash. The former owner of Centennial also received $500,000 for his agreement not to compete. In addition, the Company agreed to redeem for cash up to 1,800 shares per quarter of the Company's Series B Preferred Stock held by the former owner of Centennial at $100 per share commencing April 1, 1997. The initial redemption of 1,800 shares was requested as of April 1, 1997. The Company has instituted arbitration proceedings against the former owner of Centennial pursuant to the indemnification provisions of the Amended and Restated Agreement and Plan of Merger between the Company, Centennial, and Centennial Acquisition Corp. Due to the significance of the Company's claims, the Company has not redeemed such preferred shares.

  Ivy acquired substantially all of the assets and business of Tygart Moulding Corp. on December 31, 1996, for a purchase price of approximately $3,764,000, of which approximately $3,304,000 was financed as follows: a 20-year term note of approximately $1,804,000 which bears interest at rates ranging from 7.3% to 10.25%; a 20-year term note of $300,000 which bears interest at 9.4%; a 3-year term note of $450,000 which bears interest at 4% over the prime rate; and a line of credit of $750,000 which bears interest at 3% over the prime rate.
  In addition, pursuant to the terms of this asset purchase agreement, Ivy assumed liabilities of Tygart Moulding Corp. relating to trade payables, accrued expenses, and capital leases totalling approximately $450,000. At the time of acquisition the fair market value of the assets, based upon independent appraisals, exceeded their purchase price by $1,843,000. This excess was accounted for as a reduction in the net book value of the assets.

                                      (22)

                           THE EASTWIND GROUP, INC.

  -------------------------------------------

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

  The $9,000,000 credit facility at Polychem includes a term loan with an outstanding balance of $1,130,000 at June 28, 1997, leaving an aggregate availability of $7,870,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of June 28, 1997, availability under the line of credit, based upon available eligible collateral assets, was $1,882,000, and outstanding borrowings were $538,000.

  Centennial has a $2,750,000 line of credit with a bank, with outstanding borrowings of $2,199,632 at June 28, 1997.

  As of June 28, 1997, Princeton's line of credit balance outstanding was $426,000 against the total credit facility of $1,000,000.

  Wickersham has a $1,000,000 line of credit with a finance company through April 17, 1998. Outstanding borrowings were $577,463 at June 28, 1997.

  Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables. Outstanding borrowings were $291,574 as of June 28, 1997.

  Ivy has a $1,5000,000 line of credit with a finance company through January 1, 2000. Outstanding borrowings were $905,769 at June 28, 1997.

  In July, 1997, the Company sold to Clifton Capital, Ltd., 125,000 shares of its Common Stock at $3.00 per share, a warrant to acquire up to 400,000 shares of Common Stock at $3.00 per share and an additional warrant to acquire up to 200,000 shares of Common Stock at $5.00 per share.

  As of June 28, 1997, the Company had outstanding Class A-1, C, C-3, C-4, C-5, D and Clifton Common Stock purchase warrants. During the two quarters ended June 28, 1997, exercises of Class C and Clifton warrants to purchase 14,000 and 250,000 shares of Common Stock, respectively, generated gross capital proceeds to the Company of $792,000, of which $612,000 is represented by a note receivable. The remaining Class A-1, C, C-3, C-4, C-5, D, and new

                                      (23)

                           THE EASTWIND GROUP, INC.

  -------------------------------------------

  Clifton warrants, if fully exercised, would generate additional net capital to the Company of $7,774,500 on the issuance of 1,482,500 shares of common stock. The Company currently anticipates using any such funds, if received, for working capital, including potential acquisitions.

  The Company believes that its current cash and available resources, cash generated from operations, and the availability under its lines of credit will be sufficient to fund the Company's operations and expected capital expenditures for the twelve months from June 28, 1997.

  The Company intends to aggressively pursue potential acquisitions. The Company will require additional capital to fund its expansion plans, which may be in the form of, among other things, private placements or public offerings of debt, equity or convertible securities.

                                      (24)

                            THE EASTWIND GROUP, INC.

  Cautionary Statement
  ---------------------

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

                                      (25)

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


Dated:      August 18, 1997




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