Form 10QSB
period 1997-09-27
EASTWIND GROUP INC
filed 1997-11-12
CIK 867408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM  10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 27, 1997

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
     Yes   X          No
          ---             ---
     Yes   X          No
          ---             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.10 PAR VALUE                   3,125,019 SHARES
---------------------------------    ------------------------------------
     (Class)                         (Outstanding at November 3, 1997)

Transitional Small Business Disclosure format (check one)
     Yes             No    X
          ---             ---

                            THE EASTWIND GROUP, INC.



                                                                  PAGE NUMBER
                                                                  -----------
PART I.
-------

ITEM 1. - FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets as of
     September 27, 1997 and December 31, 1996                           4

Consolidated Statements of Operations for the
     Quarter ended September 27, 1997 and September 30, 1996
     and the Three Quarters ended September 27, 1997
     and September 30, 1996                                             5

Consolidated Statements of Cash Flows for the
     Three Quarters ended September 27, 1997
     and September 30, 1996                                             6

Notes to Consolidated Financial Statements                              7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION                  16


PART II.
------

ITEM 1 - LEGAL PROCEEDINGS                                             26

ITEM 2 - CHANGES IN SECURITIES                                         26

ITEM 3 - DEFAULTS ON SENIOR SECURITIES                                 26

ITEM 4 - SUBMISSION OF MATTERS TO A
           VOTE OF SECURITIES HOLDERS                                  27

ITEM 5 - OTHER INFORMATION                                             27

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              27

                                      (2)

                            THE EASTWIND GROUP, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

The following financial information sets forth the operations of The Eastwind Group, Inc. (the "Company") for the quarter and three quarters ended September 27, 1997 and September 30, 1996. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

In the opinion of management, the following unaudited balance sheets and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 27, 1997 and December 31, 1996, and the results of operations and cash flows for the quarter and three quarters ended September 27, 1997 and September 30, 1996.

                                      (3)

                           The Eastwind Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                        September 27,               December 31,
                                           ASSETS                                           1997                       1996
                                                                                        ---------------             ----------------
Current assets:
 Cash and cash equivalents                                                              $    230,700                $      709,697
 Accounts receivable, net                                                                  7,802,342                     7,655,763
 Due from related parties                                                                          -                     1,047,354
 Inventories                                                                               5,449,825                     4,001,007
 Prepaid expenses                                                                            335,910                       203,820
 Prepaid or recoverable income taxes                                                       1,225,538                        91,500
                                                                                        ---------------             ----------------
      Total current assets                                                                15,044,315                    13,709,141

Property, plant and equipment, net                                                         8,312,020                     7,024,393
Investment in investee companies                                                                   -                       700,000
Goodwill and other assets                                                                  8,390,819                     7,024,489
                                                                                        ---------------             ----------------
                                                                                        $ 31,747,154                $   28,458,023
                                                                                        ===============             ================


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit                                                                        $  5,798,421                $    3,626,365
 Currrent portion of long-term debt                                                        1,340,065                       880,012
 Current portion of capitalized lease obligations                                            903,123                       848,701
 Accounts payable                                                                          5,489,024                     3,775,002
 Accrued expenses                                                                          2,668,778                     2,718,391
 Due to related parties                                                                            -                       276,260
 Deferred income taxes                                                                        59,431                        98,186
                                                                                        ---------------             ----------------
      Total current liabilities                                                           16,258,842                    12,222,917
                                                                                        ---------------             ----------------
Long-term debt                                                                             5,382,636                     5,537,523
                                                                                        ---------------             ----------------
Capitalized lease obligations                                                              1,744,613                     1,695,229
                                                                                        ---------------             ----------------
Accrued pension and postretirement benefits                                                  209,005                       218,510
                                                                                        ---------------             ----------------
Deferred credit, net                                                                         141,737                       160,224
                                                                                        ---------------             ----------------
Other liabilities                                                                            217,459                             -
                                                                                        ---------------             ----------------
Deferred income taxes                                                                        398,550                       382,814
                                                                                        ---------------             ----------------
Minority interest in consolidated subsidiary                                                  26,145                        14,927
                                                                                        ---------------             ----------------
Redeemable Series B Preferred Stock                                                          900,000                       900,000
                                                                                        ---------------             ----------------

Stockholders' equity:
 Series A Preferred stock, $.10 par value, 3,000,000
  shares
  authorized; 1,000 issued and outstanding at
   September 27, 1997
  and December 31, 1996                                                                          100                           100
 Common stock, $.10 par value, 7,000,000 shares authorized
  2,925,019 and 2,411,482 issued and 2,925,019 and 2,376,482
     outstanding at September 27, 1997 and December 31, 1996, respectively                   292,502                       241,148
 Warrants outstanding                                                                      1,091,797                     1,271,597
 Additional paid-in capital                                                                7,866,865                     6,408,621
 Accumulated deficit                                                                      (2,171,097)                     (147,051)
                                                                                        ---------------             ----------------
                                                                                           7,080,167                     7,774,415

 Less-Common stock in treasury, 35,000 shares at cost                                              -                      (193,609)
     Notes receivable from sale of stock                                                    (612,000)                     (240,000)
     Deferred compensation                                                                         -                       (14,927)
                                                                                        ---------------             ----------------
      Total stockholders' equity                                                           6,468,167                     7,325,879
                                                                                        ---------------             ----------------
                                                                                        $ 31,747,154                $   28,458,023
                                                                                        ===============             ================



 The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 are an integral part of these financial statements.

                                      (4)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                 Quarter Ended                Three Quarters Ended
                                                        September 27,    September 30,   September 27,      September 30,
                                                            1997            1996            1997               1996
                                                        -------------    ------------   -------------      --------------
Net sales                                                $10,861,580      $5,168,365     $38,155,075         $14,861,827
Cost of goods sold                                         9,019,710       3,875,515      30,570,686          11,027,542
                                                        -------------    ------------   -------------      --------------
   Gross profit                                            1,841,870       1,292,850       7,584,389           3,834,285
Selling, general and administrative expenses:
 Selling                                                     934,929         467,428       3,010,192           1,395,341
 General and administrative                                1,475,405         399,299       5,430,438           1,306,878
 Consolidation expenses - Team Graphics, Inc.                 23,704               -         212,228                   -
 Contract settlement with former officer                           -               -         430,137                   -
                                                        -------------    ------------   -------------      --------------
                                                           2,434,038         866,727       9,082,995           2,702,219
                                                        -------------    ------------   -------------      --------------
   Operating income (loss)                                  (592,168)        426,123      (1,498,606)          1,132,066
Interest expense, net                                        462,374         167,608       1,342,247             462,566
                                                        -------------    ------------   -------------      --------------
   Income before income taxes and
    minority interest                                     (1,054,542)        258,515      (2,840,853)            669,500
Income taxes (benefit)                                      (362,200)        114,400        (976,592)            198,800
                                                        -------------    ------------   -------------      --------------
   Income (loss) before minority interest                   (692,342)        144,115      (1,864,261)            470,700

Minority interest in income of
 consolidated subsidiary                                      (3,616)              -         (11,218)                  -
                                                        -------------    ------------   -------------      --------------
Net income (loss)                                           (695,958)        144,115      (1,875,479)            470,700
Preferred stock dividends                                    (49,500)        (43,714)       (148,500)            (56,571)
                                                        -------------    ------------   -------------      --------------
Net income (loss)available to
 Common stockholders                                     $  (745,458)     $  100,401     $(2,023,979)       $    414,129
                                                        =============    ============   =============      ==============
Earnings (loss) per share                                $     (0.26)     $     0.06     $     (0.75)       $       0.21
                                                        =============    ============   =============      ==============
Shares used in computing earnings per share                2,900,294       3,279,780       2,698,949           2,994,546
                                                        =============    ============   =============      ==============

   The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996 are an integral part of these financial statements. The Eastwind Group, Inc.

                                      (5)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Three Quarters Ended
                                                                         September 27,    September 30,
                                                                             1997             1996
                                                                        --------------   ---------------
Cash flows from operating activities:
 Net income (loss)                                                      $(1,875,479)     $     470,700
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                                            1,210,358            257,590
 Amortization of deferred credit                                            (18,487)           (18,487)
 Imputed interest                                                            46,647                  -
 Minority interest in income of consolidated subsidiary                      11,218                  -
 Changes in assets and liabilities, net of effect from acquisitions:
  (Increase) decrease in:
   Accounts receivable                                                    1,017,008             39,652
   Inventories                                                             (129,045)           (78,632)
   Prepaid expenses                                                         (31,911)          (193,169)
   Prepaid or recoverable income taxes                                   (1,147,768)           (62,500)
   Other assets                                                            (377,479)            32,724
 Increase (decrease) in:
   Accounts payable                                                         444,635            568,575
   Accrued expenses                                                        (972,983)           158,443
   Liability to former officer                                              380,137                  -
   Accrued income taxes                                                           0             17,300
   Accrued pension and postretirement benefits                               (9,505)            20,250
                                                                        --------------   ---------------
    Net cash (used in) operating activities                              (1,452,654)        1 ,212,446
                                                                        --------------   ---------------

Cash flows from investing activities:
 Purchase of property and equipment                                        (244,506)           (13,913)
 Net cash acquired in purchase of Lavelle                                   172,550                  -
 Purchase of subordinated note receivable                                         -           (450,000)
 Purchase of preferred stock                                                      -           (250,000)
 Due from related parties                                                         -           (315,117)
 Other                                                                       11,720                  -
                                                                        --------------   ---------------
    Net cash provided by (used in) investing activities                     (60,236)       (1 ,029,030)
                                                                        --------------   ---------------

Cash flows from financing activities:
 Net repayments under lines of credit                                     1,594,314        (1 ,628,183)
 Principal payments on term notes and capital leases                     (1,264,530)          (346,649)
 Proceeds from sale of common stock and warrants                            321,609         1 ,095,742
 Net proceeds from exercise of warrants                                     450,000         1 ,481,000
 Proceeds from sale of preferred stock, net of warrants                           -            459,191
 Issuance of warrants, net of exercise                                            -         1 ,074,811
 Proceeds from subordinated debenture                                             -            288,800
 Payment of preferred stock dividends                                       (67,500)           (56,571)
                                                                        --------------   ---------------
    Net cash provided by financing activities                             1,033,893         2 ,368,141
                                                                        --------------   ---------------

Net increase (decrease) in cash and cash equivalents                       (478,997)        2 ,551,557

Cash and cash equivalents, beginning of period                              709,697            426,377

                                                                        --------------   ---------------
Cash and cash equivalents, end of period                                $   230,700      $  2 ,977,934
                                                                        ==============   ===============

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

          In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at September 27, 1997 and December 31, 1996, and the results of operations and cash flows for the quarter and three quarters ended September 27, 1997 and September 30, 1996, have been made. The results of operations for the three quarters ended September 27, 1997 are not necessarily indicative of the results for the year ending January 3, 1998. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2:   ACCOUNTS RECEIVABLE
-------   --------------------
                                        September 27,          December 31,
                                            1997                   1996
                                         -----------           -----------

          Trade receivables              $7,769,955            $7,699,041
          Retainage receivables             383,349               316,822
          Bad debt reserves                (197,941)             (207,079)
                                         -----------           -----------
                                          7,955,363             7,808,784
          Less: Retainage receivables
            due in over one year           (153,021)             (153,021)
                                         -----------           -----------
                                         $7,802,342            $7,655,763
                                         ===========           ===========

NOTE 3:   INVENTORIES
-------   -----------

                                        September 27,          December 31,
                                            1997                   1996
                                         -----------           -----------
          Raw Materials                  $1,893,141            $1,246,482
          Work in Process                $1,965,063            $1,189,328
          Finished Goods                 $1,591,621            $1,565,197
                                         -----------           -----------
                                         $5,449,825            $4,001,007
                                         ===========           ===========


                                      (7)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:   PROPERTY, PLANT AND EQUIPMENT
-------   -----------------------------

                                        September 27,          December 31,
                                            1997                   1996
                                         -----------           -----------

          Land                           $   352,135           $   368,916
          Buildings                      $ 2,795,841           $ 2,142,863
          Machinery and Equipment        $ 6,669,874           $ 5,141,739
                                         -----------           -----------
                                         $ 9,817,850           $ 7,653,518
          Less:Accumulated depreciation  $(1,505,830)          $  (629,125)
                                         -----------           -----------
                                         $ 8,312,020           $ 7,024,393
                                         ===========           ===========

          Machinery and equipment includes $4,026,108 and $3,484,800 of production equipment under capital leases at September 27, 1997 and December 31, 1996, respectively. Accumulated depreciation on such equipment was $602,099 and $205,509 at September 27, 1997 and December 31, 1996, respectively.

NOTE 5:  GOODWILL AND OTHER ASSETS
-------  -------------------------

                                        September 27,          December 31,
                                            1997                   1996
                                         -----------           -----------

          Goodwill, net                  $ 7,078,860           $ 6,042,889
          Covenant not to compete, net   $   452,083           $   489,583
          Retainage receivables
           due in over one year          $   153,021           $   153,021
          Deferred financing, net        $   414,273           $   138,253
          Cash surrender value
           of officers' life insurance   $         -           $    92,496
          Other                          $   292,582           $   108,247
                                         -----------           -----------
                                         $ 8,390,819           $ 7,024,489
                                         ===========           ===========

                                      (8)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  LONG-TERM DEBT
-------  --------------
         Long-term debt consists of the following:

                                             September 27,     December 31,
                                                 1997             1996
                                            --------------     -------------
Centennial notes payable to
individuals, interest at 12.5%, due
on February 1, 1997                           $  ---             $ 105,000

Centennial term note payable to
seller, interest at 8%, due in 36
monthly installments of principal
and interest of $8,333, beginning
November 1996                                    191,313           251,235

Centennial term note payable to a
vendor, interest at 8% due in 24
semi-monthly installments beginning
January 1997                                      26,827           104,000

Princeton term note payable to bank,
secured by all of its assets, due
in 60 monthly installments of
$8,333, plus interest at the bank's
prime rate plus 3.75% (12% at
September 27, 1997)                               83,338           158,341

Wickersham note payable to a bank,
interest at prime plus 1.75% (10.25%
at September 27, 1997), due in
monthly installments of $5,000 and
a balloon payment in December 1997               164,935             ---

Wickersham term notes payable to
vendors due in various monthly
installments at interest rates
ranging up to 10% at September 27, 1997           74,667             ---

Polychem note payable to the Budd
Company, interest at 8%, principal
payable in 20 quarterly
installments of $81,315, beginning
March 31, 1998                                 1,626,093         1,626,093

Polychem note payable to bank,
interest at the bank's prime rate
plus 1.5% (9.75% at September 27,
1997), payable in 18 monthly
installments of $21,155 and 41
monthly installments of $29,617
plus interest, with a final payment
in March 2000                                 $1,040,813        $1,307,364

(continued)

                                      (9)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  LONG-TERM DEBT (CONTINUED)
-------  --------------------------

                                             September 27,     December 31,
                                                 1997             1996
                                            --------------     -------------
Ivy note payable to a bank, secured
by certain property, interest at
7.3%, due in 240 monthly
installments of principal and
interest of $5,909 beginning in
April 1997                                       739,618           750,000

Ivy note payable to a bank, secured
by certain property, interest at the
bank's prime rate plus 2.0% (10.5%
at September 27, 1997) due in 240 monthly
installments of principal and
interest of $10,487 beginning
in April 1997                                  1,069,306         1,054,750

Ivy term note payable to a bank,
secured by certain property,
interest at 9.4%, due in 240 monthly
installments of principal and
interest of $2,777 beginning
in March 1997                                    296,036           300,000

Ivy term note payable to a bank,
secured by certain property,
interest at 10.1%, due in 60 monthly
installments of principal and
interest of $5,756 beginning
in July, 1997                                    267,886             ---

Ivy term note payable to a finance
company, secured by substantially
all of its assets, due in 35 monthly
installments of $7,500, with a final
installment of $187,500, plus
interest at the bank's prime rate
plus 4.5% (13% at September 27, 1997)            382,500           450,000

Eastwind subordinated note payable to
an investor, interest at 12%, due
in three equal annual installments
commencing June 30, 1999                         344,867           310,752

Obligation to former officer of the
Company payable in semi-monthly
installments of $8,333 through
December 31, 1999, discounted at 12%             392,669             ---

Other                                             21,832             ---
                                            --------------     -------------
                                               6,722,701         6,417,535

Less: current portion                         (1,340,065)         (880,012)
                                            --------------     -------------
                                             $ 5,382,636       $ 5,537,523
                                            ==============     =============

                                      (10)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   LONG-TERM DEBT (CONTINUED)
-------   --------------------------

          Centennial has a $2,750,000 line of credit with a bank, with outstanding borrowings of $2,742,694 at September 27, 1997.

          Wickersham has a $1,000,000 line of credit with a finance company through April 17, 1998. Outstanding borrowings were $519,429 at September 27, 1997.

          Princeton has a $1,000,000 demand line of credit with a bank through November 4, 1997, subject to renewal (a thirty day renewal has been granted through December 4, 1997). Outstanding borrowings were $281,441 and $343,812 at September 27, 1997 and December 31, 1996,
          respectively.

          Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. Outstanding borrowings were $960,373 and $310,139 at September 27, 1997 and December 31, 1996, respectively. As of September 27, 1997, there was $960,000 available under the line.

          Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables. Outstanding borrowings were $183,371 as of September 27, 1997.

          Ivy has a $1,500,000 line of credit with a finance company through January 1, 2000. Outstanding borrowings were $1,111,113 at September 27, 1997.

          Future maturities of long-term debt at September 27, 1997 are as follows:

          October 3, 1998                 $1,340,065
          October 2, 1999                  1,289,564
          September 30, 2000               1,155,133
          September 29, 2001                 560,397
          September 28, 2002                 440,292
          Thereafter                       1,937,250
                                          ----------
          Total                           $6,722,701
                                          ==========

NOTE 7:  CAPITALIZED LEASE OBLIGATION
-------  ----------------------------

         The Company leases certain equipment under capital leases. Future minimum principal payments as of September 27, 1997 are as follows:

          October 3, 1998                $   903,123
          October 2, 1999                    958,734
          September 30, 2000             $   386,226
          September 29, 2001              17,173,044
          September 28, 2002             $    51,109
                                          ----------
          Total minimum lease payments     2,647,736
          Less-current portion           $  (903,123)
                                          ----------
          Thereafter                      $1,744,613
                                          ==========

                                      (11)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:  ACQUISITIONS
-------  ------------

          Lavelle

          In January 1997, the Company acquired all of the outstanding common stock of Lavelle in exchange for 44,537 shares of the Company's Common Stock and forgiveness of certain receivables due from Lavelle. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair value of the net assets acquired by approximately $680,000, which has been recorded as goodwill and is being amortized over 20 years. Lavelle's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

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


NOTE 9:   PRO FORMA INFORMATION AS IF ACQUISITIONS OF CENTENNIAL, IVY,
-------   ------------------------------------------------------------
          LAVELLE, AND WICKERSHAM OCCURRED ON JANUARY 1, 1996
          ---------------------------------------------------

          The following unaudited information is presented for the acquisitions of Centennial, Ivy, Lavelle, and Wickersham as if such acquisitions had occurred on January 1, 1996. The operating results for the quarter and three quarters ended September 27, 1997 are included in the Company's historical financial consolidated statements of operations for the period then ended. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                                   Quarter Ended     Three Quarters Ended
                                                September 30, 1996    September 30, 1996
                                                ------------------   ---------------------
          Net sales                                    $13,783,000            $41,070,000
                                                ==================   =====================
          Net income (loss)                            $  (831,000)           $(1,032,000)
          Less Preferred Stock dividends               $   (13,000)           $   (40,000)
                                                ------------------   ---------------------
          Net income (loss) available
           to Common stockholders                      $  (844,000)           $(1,072,000)
                                                ==================   =====================
          Pro forma income (loss) per share            $      (.46)           $      (.50)
                                                ==================   =====================
          Shares used in computing pro forma
           net income (loss) per share                 $ 1,853,396            $ 2,138,630
                                                ==================   =====================

                                      (13)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:  EARNINGS PER SHARE
--------  ------------------

          Earnings per share for the quarter and three quarters ended September 27, 1997 is computed by dividing net income available to Common stockholders by the weighted average number of shares of Common Stock outstanding during the year since the net effect of the modified treasury stock is antidilutive.

          Earnings per share for the quarter and three quarters ended September 30, 1996 is computed using the modified treasury stock method. For the quarter and three quarters ended September 27, 1996, the Company's total outstanding Common Stock options and warrants exceed 20% of the total outstanding Common Stock. Therefore, the earnings per share computations are required to be modified under Accounting Principles Board Opinion No. 15 to assume that all outstanding Common Stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding Common Stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax, with any excess assumed to be invested with income at a market rate of return.

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

                                                   Quarter ended              Three Quarters Ended
                                          Sept 27,         Sept 30,         Sept 27,       Sept 30,
                                           1997             1996              1997           1996
                                          --------        ---------         --------       --------

Earnings per share as reported             $(.26)          $ .06             $(.75)          $ .21

Effect of SFAS No. 128                     $ --              .01             $ --            $ .03
                                          --------        ---------         --------       --------
Pro forma basic earnings per share         $(.26)          $ .07             $(.75)          $ .24
                                          ========        =========         ========       ========
Earnings per share as reported             $(.26)          $ .06             $(.75)          $ .21

Effect of SFAS No. 128                     $ --            $(.01)            $ --            $ .02
                                          --------        ---------         --------       --------
Pro forma diluted earnings per share       $(.26)          $ .05             $(.75)          $ .23
                                          ========        =========         ========       ========

                                      (14)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:  CONTRACT SETTLEMENT WITH FORMER OFFICER
--------  ---------------------------------------

          By agreement dated June 20, 1997 and effective July 1, 1997, John R. Thach, the President of the Company, resigned from his office and from his position as a member of the Executive Committee of the Board of Directors. He remains a Director of the Company.

          The agreement provides for equal monthly payments in satisfaction of his employment contract plus a lump sum contingent payment. That portion that was fixed and determinable ($430,000, as discounted) was recorded in the accompanying financial statements as a charge to income at its present value as of June 28, 1997.


NOTE 12:  CONSOLIDATION EXPENSES - TEAM GRAPHICS, INC.
--------  --------------------------------------------

          During the three quarters ended September 27, 1997, Team Graphics, Inc., a wholly-owned subsidiary of the Company, combined the production facilities of Princeton Academic Press, Inc. into the facilities of Wickersham Printing, Inc. to provide for more efficient use of buildings, machinery and equipment and supervisory production staff. The costs of this consolidation, totalling $212,000, are reported as a separate line item in the accompanying statement of operations.

                                      (15)

                            THE EASTWIND GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -----------------------------

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996
-------------------------------------------------------

OVERVIEW
--------

The Company generated a net loss, before preferred stock dividends, of $696,000 for the quarter ended September 27, 1997, compared to net income of $144,000 for the quarter ended September 30, 1996. Operations for the first three quarters of 1997 include results of businesses acquired from October 1996 through January 1997, namely Centennial Printing Corp. ("Centennial"), Ivy-Tygart Acquisition Corp. ("Ivy"), Lavelle Company ("Lavelle"), and Wickersham Printing Co., Inc. ("Wickersham"). Accordingly, the results of operations of the Company are not readily comparable. Centennial, Wickersham, and Princeton Academic Press, Inc. ("Princeton), are wholly-owned subsidiaries, and have been combined under a single entity, Team Graphics, Inc. ("Team Graphics").

The operating results for the quarter ended September 27, 1997 were adversely impacted by a softness in the demand for printing resulting in a loss for Team Graphics for the period, and delay of contract revenue at Polychem resulting in lesser gross profit for the period.

NET SALES
---------

Net sales for the quarter ended September 27, 1997 of $10,862,000 represents an increase of $5,693,000 versus the quarter ended September 30, 1996. Revenues of the newly consolidated subsidiaries Ivy ($1,460,000) and Lavelle ($898,000) and increases in net sales of Team Graphics ($4,383,000) more than offset reduced revenues from Polychem ($1,048,000), and account for the overall increase versus the comparable period of 1996. The increase in net sales of Team Graphics was due to revenues from the newly acquired businesses Centennial and Wickersham, offset by a decrease in Princeton revenues due to the plant shutdown related to the move to Wickersham.

COST OF GOODS SOLD
------------------

Cost of goods sold for the quarter ended September 27, 1997 of $9,020,000 represents an increase of $5,144,000 versus the quarter ended September 30, 1996. The increase is attributable to the cost of goods sold of newly consolidated subsidiaries Ivy ($903,000), Lavelle ($524,000), and Team Graphics ($4,268,000). Polychem's cost of sales decreased by $551,000 versus the comparable period of the prior year.

                                      (16)

                            THE EASTWIND GROUP, INC.

---------------------------------

The consolidated gross profit percentage for the quarter ended September 27, 1997 was 17.0%, down 8.0% from the quarter ended September 30, 1996, principally due to a reduction at Polychem (7.2%) and Team Graphics (9.0%), reflecting absorption of overhead over lesser sales volume during the quarter. Also, the impact of newly consolidated subsidiaries caused a decreased gross profit due to the higher relative volume of Team Graphics, which, typical for the industry, operates at a lower gross profit than the other manufacturing entities in the consolidated group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses for the quarter ended September 27, 1997 were $2,434,000 or 22.4% of net sales, compared to the comparable period of the prior year of $867,000 or 16.8% of net sales. The increase in selling, general and administrative expenses was due to the inclusion of newly consolidated subsidiaries of Ivy ($366,000) and Lavelle ($265,000), and increases in selling, general and administrative expenses of Team Graphics ($845,000) due to the inclusion of newly consolidated subsidiaries Centennial ($795,000) and Wickersham ($236,000), offset by a reduction at Princeton ($186,000). Polychem's selling, general and administrative expenses declined from the comparable period of the prior year by $162,000. Corporate overhead of the holding company increased by $253,000 due to increases in staffing costs, accounting and legal fees and other expenses associated with the Company having increased its size and diversity versus the comparable period of the prior year.

INTEREST EXPENSE
----------------

Interest expense for the quarter ended September 27, 1997 was $462,000, versus $168,000 for the comparable period of 1996. Interest expense was higher than the comparable period of 1996 due to the debt incurred for the acquisition of Ivy, Lavelle, Wickersham and Centennial.

INCOME TAXES
------------

The income tax benefit for the quarter ended September 27, 1997 was $362,000, which is computed at statutory rates.

                                      (17)

                            THE EASTWIND GROUP, INC.


THREE QUARTERS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996
--------------------------------------------------------------

OVERVIEW
--------

The Company generated a net loss, before preferred stock dividends, of $1,875,000 for the three quarters ended September 27, 1997, compared to net income of $471,000 for the three quarters ended September 30, 1996.

Operations for the first three quarters of 1997 include results of businesses acquired from October 1996 through January 1997, namely Centennial, Ivy, Lavelle, and Wickersham. Accordingly, the results of operations of the Company are not readily comparable.

The operating results for the three quarters ended September 27, 1997 were adversely impacted by a softness in the demand for printing resulting in a loss for Team Graphics for the period, and delay of contract revenue at Polychem resulting in lesser gross profit for the period. In addition, during the three quarters ended September 27, 1997, the Company incurred special charges to operations, namely contract settlement with a former officer ($430,000), consolidation expenses in Team Graphics ($212,000), and the write-off of expenses previously incurred for unconsummated transactions ($160,000), which is included in selling, general and administrative expenses.

NET SALES
---------

Net sales for the three quarters ended September 27, 1997 were $38,155,000, representing an increase of $23,293,000 versus the comparable period of the prior year. Net sales of the newly consolidated subsidiaries Ivy ($4,955,000), Lavelle ($4,157,000) and increases in net sales of Team Graphics ($15,810,000) were offset by a reduction in net sales of Polychem ($1,629,000), primarily due to a delay of contract revenues expected to be realized in the fourth quarter of 1997 and first half of 1998. The increase in net sales of Team Graphics versus the comparable period of the prior year is attributable to the newly consolidated subsidiaries, Centennial ($11,526,000) and Wickersham ($5,368,000), offset by a reduction in Princeton net sales ($1,084,000), due principally to the production shutdown in preparation for the consolidation of facilities with Wickersham.

                                      (18)

                            THE EASTWIND GROUP, INC.

---------------------------------

COST OF GOODS SOLD
------------------

Cost of goods sold for the three quarters ended September 27, 1997 was $30,571,000, an increase of $19,543,000 versus the comparable period of the prior year. The increase is attributable to the cost of goods sold of newly consolidated subsidiaries Ivy ($3,074,000), Lavelle ($2,535,000), and an increase in the cost of goods sold of Team Graphics ($14,265,000), partially offset by a decrease at Polychem ($331,000).

The consolidated gross profit percentage for the three quarters ended September 27, 1997 was 19.9%, a reduction of 5.9% from the comparable period of the prior year. Polychem's gross profit percentage was 8.6% lower than the prior year due to manufacturing overhead being spread over fewer units. The gross profit percentage of Team Graphics of 10.1% for the three quarters ended September 27, 1997 was an erosion of 1.4 percentage points versus the prior year, due principally to the softness in the market, thus causing overhead to be spread over lesser sales dollars. The printing business operates at a lower gross profit percentage than the other manufacturing entities in the consolidated group, thus lowering the consolidated gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses for the three quarters ended September 27, 1997 were $9,083,000 or 23.8% of net sales, compared to $2,702,000 or 18.2% of net sales in the comparable period of the prior year. The increase in selling, general and administrative expenses was due to the inclusion of newly consolidated subsidiaries of Ivy ($1,350,000), Lavelle ($725,000), and increases in selling, general and administrative expenses of Team Graphics ($3,057,000). The Team Graphics increase was due to newly consolidated subsidiaries Centennial ($2,384,000) and Wickersham ($903,000) offset by a decrease in Princeton expenses ($186,000). In addition, expenses of Team Graphics included $212,000 of consolidation expenses related to moving the production facilities of Princeton into Wickersham. Selling, general and administrative expenses of the holding company included special charges for the contract settlement with a former officer ($430,000), the write-off of costs related to transactions which were not consummated ($160,000) which is included in selling, general and administrative expenses, and increases in staffing costs, accounting and legal fees and other expenses associated with the Company having increased its size and diversity versus the comparable period of the prior year.

                                      (19)

                            THE EASTWIND GROUP, INC.

---------------------------------

INTEREST EXPENSE
----------------

Interest expense for the three quarters ended September 27, 1997 was $1,342,000, versus $463,000 for the comparable period of 1996. The increased interest expense for the three quarters ended September 27, 1997 relating to the inclusion of newly consolidated subsidiaries Ivy ($296,000), Lavelle ($136,000), Centennial ($327,000) and Wickersham ($102,000) is the principal reason for the additional expense versus the comparable period of the prior year.

INCOME TAXES
------------

The net income tax benefit for the three quarters ended September 27, 1997 was $977,000, which is computed at statutory rates.

                                      (20)

                            THE EASTWIND GROUP, INC.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, and equipment leases. However, during the three quarters ended September 27, 1997, the Company used net cash of $1,453,000 in operating activities as compared to net cash provided by operating activities of $1,212,000 during the three quarters ended September 30, 1996. The Company relied upon collection of accounts receivable, and existing lines of credit to fund this use of cash in operations. Although there can be no assurances, the Company believes that its current cash and available resources, cash anticipated to be generated from a return to profitable operations, the availability under lines of credit, and additional capital expected by the exercise of certain warrants will be sufficient to fund the Company's operations and expected capital expenditures for the twelve months from September 27, 1997.

For the three quarters ended September 27, 1997, the Company funded the payment of accrued expenses ($948,000) with proceeds from significant collections of accounts receivable ($1,017,000). The reduction in accounts receivable for the three quarters ended September 27, 1997 was $977,000 greater than the comparable period of the prior year. The Company continues to focus on the management of accounts receivable and inventories in order to reduce interest cost.

A major component in the computation of cash used in operations for the three quarters ended September 27, 1997 is the increase in prepaid or recoverable income taxes ($1,148,000), which represents income taxes anticipated to be realized over future periods. The liability to a former officer ($430,000) from a contract settlement was charged to operations but will be paid in the future. Depreciation and amortization was $1,210,000 for the three quarters ended September 27, 1997 compared to $258,000 for the comparable period of the prior year, due principally to amortization of goodwill and fixed assets related to newly consolidated subsidiaries Ivy ($70,000), Lavelle ($137,000), Centennial ($705,000) and Wickersham ($92,000).

Net cash used in investing activities for the three quarters ended September 27, 1997 was $60,000, compared to cash used in investing activities of $1,029,000 for the three quarters ended September 30, 1996. Cash used in the three quarters ended September 27, 1997 for the purchase of property and equipment ($245,000) was offset by cash acquired in the purchase of Lavelle ($173,000). The components of cash used in investing activities during the three quarters ended September 30, 1996 were the purchase of a subordinated note receivable ($450,000), purchase of preferred stock ($250,000), purchase of property and equipment ($14,000), and advances to related parties ($315,000).

                                      (21)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

Net cash provided by financing activities during the three quarters ended September 27, 1997 totalled $1,034,000, compared to cash provided by financing activities for the three quarters ended September 30, 1996 of $2,368,000. Components of cash provided by financing activities were the receipt of proceeds from the exercise of certain warrants issued to Clifton Capital, Ltd. ($450,000), sale of Common Stock ($322,000) and draws against lines of credit ($1,594,000), offset by principal payments on term notes and capital leases ($1,265,000) and preferred stock dividends ($67,000).

The Company had a net working capital deficit of $1,215,000 as of September 27, 1997 versus working capital of $1,486,000 as of December 31, 1996, respectively. Working capital decreased by $2,523,000 due to the impact on working capital of net operating losses during the three quarters ended September 27, 1997 and the acquisition of Centennial, Ivy, Lavelle, and Wickersham. The Company is continuing to focus on improving the management of accounts receivable and inventories and is currently working toward refinancing its diverse debt structure to reduce its cost, increase availability, and extend repayment terms on term debt.

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

                                      (22)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

In January 1997, the Company acquired all of the outstanding Common Stock of each of Lavelle and Wickersham through an exchange of the Company's Common Stock.

The Company has no other significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1997.

The $9,000,000 credit facility at Polychem includes a term loan with an outstanding balance of $1,041,000 at September 27, 1997, leaving an aggregate availability of $7,959,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of September 27, 1997, availability under the line of credit, based upon available eligible collateral assets, was $1,920,000, and outstanding borrowings were $960,000.

Centennial has a $2,750,000 line of credit with a bank, with outstanding borrowings of $2,743,000 at September 27, 1997.

As of September 27, 1997, Princeton's line of credit balance outstanding was $281,000 against the total credit facility of $1,000,000.

Wickersham has a $1,000,000 line of credit with a finance company through April 17, 1998. Outstanding borrowings were $519,000 at September 27, 1997.

Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables. Outstanding borrowings were $183,000 as of September 27, 1997.

Ivy has a $1,5000,000 line of credit with a finance company through January 1, 2000. Outstanding borrowings were $1,111,113 at September 27, 1997.

In July 1997, the Company sold to Clifton Capital, Ltd., 125,000 shares of its Common Stock at $3.00 per share, a warrant to acquire up to 500,000 shares of Common Stock at $3.00 per share and an additional warrant to acquire up to 200,000 shares of Common Stock at $5.00 per share. As of November 3, 1997, 200,000 of the $3.00 warrants have been exercised.

As of November 3, 1997, the Company had outstanding Class A-1, C, C-3, C-4, C-5, D and Clifton Common Stock purchase warrants. During the three quarters ended September 27, 1997, exercises of Class C and Clifton warrants to purchase 14,000 and 250,000 shares of Common Stock, respectively, generated gross capital proceeds to the Company of $1,392,000, of which $612,000 is represented by a note receivable. The remaining Class A-1, C, C-3, C-4, C-5, D, and new Clifton warrants, if fully exercised, would generate additional

                                      (23)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

net capital to the Company of $6,715,650 on the issuance of 1,402,500 shares of common stock. The Company currently anticipates using any such funds, if received, for working capital, including potential acquisitions.

The Company will require additional capital to fund its expansion plans, which may be in the form of, among other things, private placements or public offerings of debt, equity or convertible securities.

                                      (24)

                            THE EASTWIND GROUP, INC.



CAUTIONARY STATEMENT
---------------------

     When used in this Quarterly Report on Form 10-QSB and in other written or oral public statements by the Company and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the intense competition and low barriers to entry in the industries in which the Company competes; (iii) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options and warrants are exercised; (iv) the sensitivity of the Company's businesses to general economic conditions; (v) the timing of orders from, and shipments to, major customers; (vi) the timing of new product sales;
     (vii) the introduction and market acceptance of new products; (viii) factors associated with international sales such as the relative strength of the dollar when compared to the currencies of the countries into which the Company exports product; (ix) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (x) changes in accounting principles, policies or guidelines; and (xi) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                      (25)

                           THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
-------  -----------------

         Reference is made to the Company's Form 10-QSB for the period ended March 29, 1997 for a description of the binding arbitration proceeding involving Bruce K. Worrall, the holder of all 9,000 issued and outstanding shares of the Series B Preferred Stock. Mr. Worrall requested that 1,800 such shares be redeemed on April 1, 1997 at the stated value of $100 per share, for an aggregate redemption amount of $180,000. The Company determined not to redeem such shares nor has the Company declared quarterly dividends on the Series B Preferred Stock to date. The Company's decision not to redeem these shares or declare dividends was based upon its determination that it has no liability to make such payments pursuant to, among other things, its right of offset to recoup the damages asserted against Mr. Worrall in the arbitration proceeding, which damages far exceed such payments.


ITEM 2:  CHANGE IN SECURITIES
-------  --------------------

         In July 1997 the Company sold to Clifton Capital, Ltd., 125,000 shares of its common stock at $3.00 per share, a warrant to acquire up to 500,000 shares of Common Stock at $3.00 per share and an additional warrant to acquire up to 200,000 shares of Common Stock at $5.00 per share for an aggregate purchase price of $375,000. Based upon the limited nature of the Common Stock and warrant offering and the accredited status of the offeree, the Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

ITEM 3:  DEFAULTS ON SENIOR SECURITIES
-------  -----------------------------

         None.


                                      (26)

                           THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None


ITEM 5:  OTHER INFORMATION
-------  -----------------

         None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

         (a)  Exhibits

              EXHIBIT                                     METHOD
              NUMBER       DESCRIPTION                    OF FILING
              ------       -----------                    ---------


               27          Financial Data Schedule        In electronic
                                                          format only

         (b)   Reports on Form 8-K

         On September 29, 1997, the Company filed a Form 8-K reflecting the mutual agreement with Arthur Andersen LLP to terminate Arthur Andersen LLP as the Company's independent auditors effective September 26, 1997. Such 8-K was amended on October 17, 1997.

         On November 6, 1997, the Company filed a Form 8-K reflecting the appointment of Grant Thornton LLP as the Company's auditors effective October 31, 1997.

                                      (27)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 11, 1997



                            THE EASTWIND GROUP, INC.
                            (Registrant)



                            /s/  Paul A. DeJuliis
                            -----------------------------------
                            Paul A. DeJuliis
                            Chairman and CEO



                            /s/  William B. Miller
                            ------------------------------------
                            William B. Miller
                            Senior Vice President and CFO
                            (Principal financial and accounting officer)



                                     (28)