Form 10KSB
period 1998-01-03
EASTWIND GROUP INC
filed 1998-04-20
CIK 867408

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JANUARY 3, 1998.
                                            ---------------

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ____________

                       Commission File Number:- 0-27638
                                                -------

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

                                     None
                              -------------------
                               (Title of Class)


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

               Yes   X                                     No ______
                    ---

Based on the closing price on the NASDAQ Small Cap Market on April 16, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,856,000.

The number of shares outstanding of the registrant's Common stock, $0.10 par value, was 3,725,019 at April 16, 1998.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 43,441,000.

                                    PART I
                                    ------


ITEM 1   BUSINESS
------   --------

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

The Eastwind Group, Inc. (the "Company") is a holding company formed in August 1993 to acquire and consolidate middle-market manufacturing businesses on an industry by industry basis. The Company focuses on the acquisition of entities that management believes are not performing to potential. Since its inception, the Company has completed six acquisitions, five of which now comprise the Company's three operating business segments:

1. Polychem Corporation ("Polychem), acquired March 10, 1995, develops and manufactures engineered plastic molded products for wastewater treatment facilities and other industrial uses.

2. TEAM Graphics, Inc ("TEAM Graphics"), through its subsidiaries Centennial Printing Company ("Centennial"), acquired October 16, 1996, Wickersham Printing Company ("Wickersham"), acquired January 3, 1997, and Princeton Academic Press ("Princeton"), acquired March 10, 1995, is engaged in commercial printing, book maufacturing and the printing of journals and manuals. Jointly, Wickersham and Princeton do business as Premier Book Press ("Premier").

3. Lavelle Company ("Lavelle"), acquired January 3, 1997, fabricates and manufactures sheet metal products for the aerospace industry.

The Company sold its 92.5% ownership interest in Ivy-Tygart Acquisition Corp. ("Ivy") on February 23, 1998. Ivy is engaged in the manufacture of architectural moulding and picture frame moulding. Ivy was acquired December 31, 1996. Ivy's operations were treated as discontinued in 1997.

Each of the Company's operating business segments are described in detail below. On April 13, 1998, the Company decided to close the operations of Premier. These operations consisted primarily of book manufacturing and the printing of journals and manuals.

Financial information by industry segment for the years ended January 3, 1998, December 31, 1996 and 1995, appears in Note Q to the consolidated financial statements of the Company, which is provided under Item 7 of this Report.

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

PRODUCTS
--------

Polychem engineers and produces an extensive line of plastic molded products. Polychem's typical products include, among others, complete non-metallic rectangular clarifier component systems for water and wastewater treatment operations, which are comprised of non-metallic chain, sprockets, stub shafts, wear shoes and other products fabricated to customer specifications; cast nylon elevator buckets for the handling of foundry sand, aggregate, and glass cullet; phenolic sprockets and pulleys for agricultural and mining equipment; bearings for steel mills; extruded thermoset profiles for aircraft applications; and molded conveyor chains and accessories for food packaging, water and wastewater treatment and other material handling applications. Most of the nylon buckets, steel mill bearings and table-top conveyor chain are sold as off-the-shelf items to steel mills and distributors. The majority of the balance of Polychem's products are produced for use in a complete system of wastewater treatment clarifier equipment which Polychem sells to its customers. The latter category is sold primarily as a complete system built to customer specifications, which is usually sold under an order selected from competitive bids. The reaction injection molded ("RIM") nylon products and the injected molded products account for approximately 57% of Polychem's sales; compression molded products comprise the balance of the business.


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


MARKETING AND CUSTOMERS
-----------------------

Polychem primarily maufactures products designed for the wastewater treatment market; in 1997 revenues from wastewater products comprised approximately 79% of Polychem's annual sales volume. The wastewater treatment market is global in nature, and the Company believes the potential exists for Polychem to expand into growing markets for such products in Mexico, Central and South America, Asia, and Eastern Europe.

In addition to non-metallic clarifier component systems for wastewater treatment, Polychem markets its traditional products (such as plastic chain, compression molded phenolic and injection molded plastic components, RIM-processed nylon buckets, phenolic bearings and corrugated fibre products) to the food processing, electronics, steel, automotive, chemical, printing, aerospace, and consumer products industries, among others. Polychem markets its plastic chain and cast nylon buckets primarily through distributors. The balance of its products, including its water and wastewater treatment component systems, are sold through Polychem's sales force and agents. In 1997, Polychem's sales force generated 63% of its annual sales revenue (55% in 1996), international distributors accounted for 29% (39% in 1996) and domestic distributors accounted for 8% (6% in 1996). Domestic revenues were approximately 78% and international revenues were approximately 22% in 1997, compared to 64% and 36% in 1996, respectively.


COMPETITION AND STRATEGY
------------------------

Competition with Polychem and its products continues to be fragmented, although several large companies are beginning to consolidate certain product lines. Many other companies, domestically and internationally, produce one or more products similar to Polychem's, but Polychem believes that none of its competitors offer a similar variety of light-weight plastic products for a variety of industries. Experienced competition exists in each of Polychem's major markets, and many of Polychem's competitors enjoy excellent working relationships with their customers, produce a variety of quality products, and have access to significant resources. These factors, along with product characteristics, reliability, servicing, and pricing form the major competitive factors in Polychem's markets.

Polychem has three significant competitors in the area of non-metallic rectangular wastewater clarifier systems, of which it considers Envirex, a subsidiary of U.S. Filter, to be the most significant. Polychem believes it possesses approximately 30% of this market. However, while Polychem provides products only to clarifier systems in wastewater plants, Envirex has a much broader line of wastewater treatment products that encompass all of the major processes in a treatment plant. FMC and NRG are Polychem's other less substantial (in terms of market share) competitors. As part of the industry consolidation efforts mentioned above, U.S. Filter has recently purchased FMC's non-metallic waste water treatment operations. U.S. Filter is significantly larger than Polychem. Polychem has three competitors in the market for nylon buckets and five competitors in the market for table-top chains.

Polychem's long-term goals include solidifying its reputation as a leading provider of quality wastewater treatment equipment products; increasing sales of its traditional products by improving existing product lines; and seeking new products to supplement its current line, both from internal research and development and by acquisition.


MATERIALS AND SUPPLIES
----------------------

Polychem's business of manufacturing a broad line of engineered plastic products requires the purchase of various raw materials, even in periods of short supply. Polychem has developed a strong supply network over the past thirty years, and does not believe the potential for shortages in raw materials exists. At present, Polychem does not maintain more than one month's supply of raw materials beyond the amount required for its scheduled production work.


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

Occasionally, there are minor and isolated spills of heat transfer oil, caprolactam and phenolic resins. The latter two quickly solidify at room temperature and the hardened material is removed to an approved landfill; spills of heat transfer oil are cleaned and properly disposed of with other waste products. Polychem has submitted a revised spill prevention and response plan to the Pennsylvania Department of Environmental Resources in May 1994 to which no comments have been received as of the date of this filing.

The Company believes that the Polychem property in Phoenixville, Pennsylvania was first used as a silk mill in the early part of this century and then as a manufacturing site for felt carpet padding. For this reason, the Company commissioned several environmental audits prior to its acquisition of the Polychem Division assets, and no contamination was found.


EMPLOYEES
---------

Polychem employs 75 employees, of whom approximately 43 are employed on an hourly basis. Hourly employees are members of United Textile Workers of America, AFL-CIO and its affiliate United Food Commercial Workers Local Number 130T (the "Union"). Most are semi-skilled workers. In October 1996, Polychem renegotiated its Union contract, which will expire at the end of September 1999. As of the date of this report, management believes that employee relations are satisfactory.

Polychem has also renegotiated its defined benefit retirement plan for hourly rated employees at its Phoenixville, Pennsylvania plant. As of January 3, 1998, the plan meets ERISA funding requirements; however, there can be no assurances that market performance of plan investments will be sufficient to meet all plan liabilities as they arise.

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

Polychem employs seven (7) application engineers who use CAD equipment to design custom wastewater treatment non-metallic rectangular clarifier systems or to alter existing clarifiers to meet changing specification requirements. All new products are evaluated for patent protection. In 1996, Polychem filed two new Patent Applications and are awaiting approval. The amounts spent on research and development by Polychem were $55,000, $173,000 and $100,000 for the years ended January 3, 1998, December 31, 1996 and 1995, respectively.

TEAM GRAPHICS, INC.
-------------------

BACKGROUND
----------

In January 1997, the Company formed TEAM Graphics, Inc. as the principal entity for its operations in the printing industry. The Company exchanged a combination of its investment in Centennial, Princeton and Wickersham, which was acquired in January 1997, and cash for all of the outstanding stock of TEAM Graphics.

In mid-1997, the operations of Princeton and Wickersham were consolidated under the trade name Premier Book Press in two rented facilities in Lancaster, Pennsylvania to eliminate overhead costs associated with running two separate operations. Hiring and training new employees and implementing the required management systems and controls at Wickersham to respond to the near doubling in throughput resulting from the consolidation proved to be highly problematic. Consequently, productivity fell, quality levels slipped, and delivery schedules were not met. As a further consequence, market share also declined. During the second half of 1997, Premier's operations suffered substantial financial losses. Despite improvements in productivity and the narrowing of losses during the first quarter of 1998, the Company concluded that it did not have the financial resources to continue these operations. The Company decided to close the operations of Premier effective April 13, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PRODUCTS
--------

Centennial's products include annual reports, high-quality advertising brochures, pamphlets, and high-profile marketing pieces. Premier's products include manufactured books and manuals for publishers, university presses, and other information providers, as well as related services involved in managing the process of creating books and manuals.

ACQUISITON
----------

In May 1996, the Company purchased convertible preferred stock of Wickersham for $250,000. In addition, during 1996 the Company made working capital advances and earned preferred stock dividends totalling approximately $91,000. In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Wickersham in exchange for 30,000 shares of the Company's Common stock. The acquisition was accounted for using the purchase method of accounting.


MARKETING AND CUSTOMERS
-----------------------

Centennial's customer base is primarily comprised of pharmaceutical, financial, museum, manufacturing, service,and marketing companies, which are located in the Eastern United States. The majority of Centennial's work consists of high-quality, multicolor pieces with typical run lengths of approximately 5,000 to 15,000 copies. In 1997, five customers represented 50% of Centennial's revenue. Centennial's management believes Centennial enjoys a strong relationship with these customers: however, there is no assurance that these customers will continue to purchase from Centennial at historical levels.

Premier's customer base is primarily comprised of university presses and traditional book and journal publishers, which are principally concentrated in the Northeastern United States. The majority of Premier's products consist of short to medium run (under 10,000 copies), black and white books, journals and directories.


COMPETITION AND STRATEGY
------------------------

All phases of TEAM Graphics' business are highly competitive. The printing and publishing industries are highly fragmented. While most establishments are relatively small, several of TEAM Graphics' competitors are considerably larger or are affiliated with companies which are considerably larger and have greater financial and other resources than both TEAM Graphics and the Company. In recent years, consolidation of customers and competitors within TEAM Graphics' markets has increased competitive pricing pressures. Currently, approximately 90% of TEAM Graphics' projects are competitively bid in the marketplace. The major competitive factors in TEAM Graphics' business in addition to price are product quality, delivery, customer service, availability of appropriate printing capacity, rapid turnaround, scheduling flexibility, and technology support. TEAM Graphics obtains its customers primarily through its own sales force.

Centennial intends to grow through the purchase of additional printing equipment and applications of computer technology that will increase its capabilities and, therefore, its product offerings and also enhance its competitive position through lower costs.

OPERATIONS, MATERIALS AND SUPPLIES
----------------------------------

TEAM Graphics, through Centennial and Premier, offers a broad line of printing services. Centennial operates five sheet-fed presses (three six-color, one four-color, and one two-color). These presses are designed to produce high quality multi-color products such as annual reports and high-profile advertising brochures, pamphlets and marketing materials. Premier owns four sheet-fed presses, two web presses, and three Docutechs, available for on-demand printing. This combination of printing equipment at Premier allows it to serve the varying black and white printing needs of a broad range of book and manual publishers, university presses, and other information providers. In addition, Premier owns folding equipment and a perfect binder that allow it to deliver a finished product produced entirely in-house for many of its customers.

TEAM Graphics purchases paper, film, plate materials, cover stock and ink from outside suppliers. Because these items are readily available from a large number of suppliers, TEAM Graphics maintains a minimal inventory of raw materials. The duration of the average job varies from two to six weeks, resulting in the need to support work-in-process inventory as large as two weeks' sales.

TEAM Graphics' overall business is not subject to predictable seasonal fluctuations other than the heavy load of corporate annual reports in the March-April timeframe at Centennial.


ENVIRONMENTAL REGULATIONS
-------------------------

Management believes that TEAM Graphics' operations comply in all material respects with applicable federal, state and local environmental laws and regulations. Because all of TEAM Graphics' film development and ink processes are closed systems in which potentially hazardous substances are recycled or stored for proper disposal in accordance with existing law, it does not anticipate incurring any significant expenditures in order to comply with such laws and regulations that would have a material impact on capital expenditures, earnings or competitive position. In addition, TEAM Graphics normally utilizes soy-based inks to lessen any potential adverse environmental conditions. The Company is unaware of investigations, audits or threatened actions related to environmental matters within the last five years, nor is it aware of any ongoing investigations, audits or threatened actions related to environmental matters which occurred prior to that period.


EMPLOYEES
---------

As of January 3, 1998, TEAM Graphics had 252 employees with 133 employed by Centennial and 119 employed by Premier. Both Centennial and Premier use part-time workers throughout the year in peak periods of production. With the exception of the pressroom at Premier, all employees of TEAM Graphics are non-union. Twenty pressmen at Premier are members of the Graphics Communications Union, Local 160C and are covered by an agreement that expires in November 2001.

LAVELLE COMPANY
---------------

BACKGROUND
----------

Lavelle Company is a wholly-owned subsidiary of the Company, which was acquired on January 3, 1997. Lavelle was incorporated in March 1996 to purchase the net assets of Lavelle Aircraft Company which was liquidated under Chapter 11 of the US Bankruptcy Law. Lavelle is a manufacturer of sheet metal products for the aerospace industry.

ACQUISITION
-----------

In March 1996, the Company invested $450,000 in Lavelle in the form of a subordinated debenture. In addition, the Company made advances to Lavelle for working capital purposes and guaranteed certain equipment debt of Lavelle. In January 1997, the Company acquired all of the outstanding common stock of Lavelle in exchange for 44,537 shares of the Company's common stock and the forgiveness of certain receivables due from Lavelle.


PRODUCTS
--------

Lavelle fabricates and manufactures sheet metal products according to design criteria established by its customers in the aerospace industry. In general, the products manufactured by Lavelle are in low volume quantities. Because of the tooling and specialty raw material requirements associated with Lavelle's work, long lead times from order placement to delivery are normal.


MANUFACTURING PROCESSES
-----------------------

Lavelle is a custom job shop specializing in sheet metal manufacturing and forming. To that end, it employs a wide variety of specialized equipment. Inclusive within its facilities are hot and cold expansion forming equipment, fusion and resistance welding capabilities, and various automated machine tools in addition to various punches, breaks and shears. In order to meet customers' specialized quality requirements, Lavelle maintains a wide variety of non-destructive testing and measuring equipment including a Cordax Coordinate Measuring Machine (CMM), a 160 KV X-ray machine and Zyglo equipment in addition to routine measuring, testing, and analyzing equipment.


MARKETING AND CUSTOMERS
-----------------------

Lavelle's customer base consists of the United States Government, who purchases products used in defense applications, and contractors and subcontractors in the aerospace industry, who purchase products used in the commercial and defense segments of the aerospace industry. Approximately 50% of Lavelle's sales in 1997 were to the US Government and one other customer. Most of Lavelle's sales result from the efforts of its in-house sales force, although some contracts are sold through sales agents who earn commissions on the sales.

COMPETITION AND STRATEGY
------------------------

Lavelle's business is highly competitive and highly fragmented. Competitors in the industry attempt to differentiate themselves on the basis of their manufacturing capabilities. Smaller companies such as Lavelle tend to have niche manufacturing capabilities, resulting in these companies supplying products as subcontractors to much larger firms. Large competitors have broader manufacturing capabilities than does Lavelle, allowing them to offer customers a wider array of services and products which results in a competitive advantage. Much of Lavelle's work is awarded through competitive bid processes. A history of on time delivery is important and can overcome small price premiums. Because the applications for Lavelle' products are primarily aerospace, Lavelle's ability to meet its customers' quality control requirements is critical. Lavelle's quality control procedures and manufacturing processes are certified with their customers, resulting in an advantage relative to some of its competitors.


MATERIALS AND SUPPLIES
----------------------

Lavelle specializes in a wide variety of custom materials obtained specifically for individual orders. These materials are generally certified by the manufacturer and approved by Lavelle's quality department. As these materials are usually applicable only to the job for which they are ordered, inventories beyond immediate requirements are not often maintained. Materials and supplies are readily obtained from several potential suppliers.


ENVIRONMENTAL REGULATIONS
-------------------------

Management believes that Lavelle's operations comply in all material respects with applicable federal, state and local environmental laws and regulations. During 1997, Lavelle successfully completed both Phase I and Phase II environmental audits in conjunction with its purchase of its manufacturing facility in January 1998. Wherever possible, Lavelle utilizes environmentally safe, water-based solvents and fluids. Where applicable, all waste products are properly manifested to licensed disposal facilities.


EMPLOYEES
---------

Lavelle is non-union and has a total employment of 50 full time employees. There are, at present, no retirement plans.


RESEARCH AND DEVELOPMENT
------------------------

Lavelle does not perform any research and development activities.


DISCONTINUED OPERATIONS -- IVY-TYGART ACQUISITION CORPORATION
-------------------------------------------------------------

BACKGROUND
----------

Ivy was a majority-owned (92.5%) subsidiary of the Company, which was formed in October 1996 for the purpose of acquiring substantially all of the assets of Tygart Moulding Corp. On February 23, 1998, the Company sold its 92.5% ownership in Ivy to an investment group that included Ivy's President. The Company received $377,000 in cash, $377,000 in a short term (30 day) note, which has been paid, and $397,000 in a three year note, which was sold at face value to an officer of the Company for cash.

ITEM 2   PROPERTY
------   --------

POLYCHEM PROPERTY AND EQUIPMENT
-------------------------------

Polychem operates from a 220,000 square foot facility in Phoenixville, Pennsylvania, which it owns, subject to a mortgage with Congress Financial Corp. Polychem uses approximately 120,000 square feet for manufacturing and warehousing, and 20,000 square feet for offices. Polychem leases approximately 41,500 square feet of its facility as warehouse space to a wholesale distributor of imported outdoor furniture. The lease continues until December 1999 at a rental rate of $124,000 per year, net of utilities. Polychem leases an additional 7,200 square feet of the facility on a month to month lease at the rate of $36,000 per year. An additional 25,000 square feet of warehouse space is available for lease at the facility.

Polychem either owns or leases, through capital leases, all of the equipment required to conduct its business. The equipment is comprised of compression molding presses, transfer molding presses, injection molding presses, reactors, dispensers and RIM press lines for nylon-6 operations, a complete fabrication shop with state of the art computerized numerical control equipment and a computer aided design center. Polychem capital expenditures were $150,000, $177,000 and $41,000 in 1997, 1996 and 1995, respectively, nearly all of which were funded by capital leases. In 1998, capital expenditures are expected to be approximately $300,000. Polychem considers its equipment to be in good operating condition and adequate for its present needs, as well as near term expanded business volume.

Management believes that all of Polychem's real and personal property is adequately covered by insurance.

TEAM GRAPHICS PROPERTY AND EQUIPMENT
------------------------------------

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

Centennial's products are manufactured on equipment which, in most cases, is leased by Centennial, because computers and electronic printing systems are subject to more rapid obsolescence. Capital expenditures in 1997 were $151,000. In 1998, capital expenditures are expected to approximate $150,000, which are anticipated to be funded by capital leases. Centennial considers its equipment to be in good operating condition and adequate for its present needs, as well as near term expanded business volume.

Premier's operations are housed in two leased facilities in Lancaster, Pennsylvania. One facility, housing the primary operations of the business, is located in a 50,000 square foot building including 14,000 square feet of office space. Annual rental is approximately $126,000 per year. The second facility houses the business's on-demand printing equipment and storage space, and consists of approximately 27,000 square feet. Annual rental is $124,000 per year.

Premier's capital expenditures in 1997 were $137,000. Because the business was shut down in April 1998, capital expenditures for Premier are expected to be immaterial in 1998.

In connection with the shut down of Premier, the Company expects to dispose of Premier's property and equipment. The Company expects there to be no significant loss on disposal versus the recorded amount of such property and equipment.

Management believes that all of TEAM Graphics' real and personal property is adequately covered by insurance.

LAVELLE PROPERTY AND EQUIPMENT
------------------------------

Lavelle owns and operates an approximate 100,000 square foot facility on eight acres in Northeast Philadelphia, PA, subject to a mortgage of $1.7 million. The facility is comprised of 12,000 square feet of office space with the balance being shop floor and mezzanine storage area. During 1997 the facility was leased from its predecessor, Lavelle Aircraft Company. This facility was subsequently acquired by Lavelle in January 1998.

Lavelle leases all of its equipment through a sale/lease back arrangement with Quaker State Financial Corporation. All equipment is maintained in excellent operating condition and deemed adequate for immediate manufacturing requirements.

Management believes that all of Lavelle's real and personal property are adequately covered by insurance.


ITEM 3   LEGAL PROCEEDINGS
------   -----------------

CENTENNIAL
---------

Centennial, through its ultimate parent, The Eastwind Group, Inc., instituted a Demand for Arbitration with the American Arbitration Association on March 31, 1997 against the former owner of Centennial pursuant to the indemnification provisions of the Amended and Restated Agreement and Plan of Merger by and between Centennial, the Company, and Centennial Acquisition Corp. (a transitory subsidiary of the Company used to effect the acquisition of Centennial from the former owner). The Demand for Arbitration asserts various theories of recovery, including the matters referred to in the paragraph below, and seeks damages of at least $4.5 million. Prior to the formal arbitration proceedings, the Company received an offer of settlement from the former owner, which would relieve the Company of (1) the obligation to pay the former owner $191,312 over the next two years; (2) any obligation relating to the Series B Preferred stock, including all accrued dividends; and (3) any responsibility for market price support on the Company's Common Stock. Also, as part of the settlement, the Company would issue 45,000 additional shares of its Common Stock to the former owner. While settlement discussions continue, the settlement agreement has not been executed. The Company was recently advised that the Commonwealth of Pennsylvania has initiated a criminal investigation into the failure of Centennial to file and pay sales taxes attributable to periods predating its acquisition of the Company, but the Company has been advised by the investigator that neither it, Centennial, nor any current employee of the Company is the target of such investigation.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

None

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------   ----------------------------------------------------------------
         MATTERS
         -------

The Company's Common stock is currently traded on the Nasdaq SmallCap Market, under the symbol EWND. Prior to its listing on the Nasdaq SmallCap Market on May 28, 1996, the Company's Common Stock traded on the Nasdaq Electronic Bulletin Board, under the symbol EWND. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock of the Company as reported by Nasdaq, with respect to the period during which the Company's Common Stock was traded on the Nasdaq SmallCap Market and, prior to that, by the National Quotations Bureau. The quotations reported by the National Quotations Bureau represent prices between dealers and do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions. The number of holders of record of the Company's Common Stock as of April 4, 1998 was approximately 1,800.

The market price per share by quarter was:

            Three months ended        High              Low
            ------------------        ----              ---
            March 31, 1996            $ 9               $ 6 1/2
            June 30, 1996             $11 1/2           $10
            September 30, 1996        $11 1/4           $ 7 29/32
            December 31, 1996         $ 8 15/16         $ 4 1/2
            March 29, 1997            $ 7               $ 4 3/4
            June 28, 1997             $ 5 9/16          $ 3 11/16
            September 27, 1997        $ 5 3/16          $ 3 3/8
            January 3, 1998           $ 4 1/2           $ 2 7/16
            April 4, 1998             $ 2 7/8           $ 1 3/4

The Company has not paid any cash dividends to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. Moreover, payment of dividends are limited or prohibited under certain restrictions in the loan agreements of its subsidiaries, which would be necessary to provide the cash for any such dividends. It is the present intention of management to utilize all earnings from operations for working capital of the Company.

By letter dated February 26, 1998, the Company was notified by the Nasdaq Stock Market, Inc. that according to its records the Company was not in compliance with the requirements of its Marketplace Rules, which became effective on February 23, 1998, and therefore the Company's securities were scheduled for delisting effective at the close of business on March 16, 1998. However, it was further provided that the Company could request a temporary exception to the new requirements by sending a hearing request prior to the close of business on March 13, 1998, which was in fact done on March 4, 1998, indicating that the Company would make a written submission on or before March 27, 1998 supporting its position that its securities should not be delisted. The Company made such a written submission in a timely fashion. On April 14, 1998, the Nasdaq Stock Market notified the Company that it was not in agreement with its position. The Company will request an oral hearing expected to be scheduled in late May
1998 or early June 1998, which will stay the delisting process until a final determination thereafter by the Nasdaq Stock Market.

If the Company's appeal is unsuccessful, its Common Stock will be delisted from the Nasdaq SmallCap Market. Trading, if any, in the Company's Common Stock would thereafter be conducted on the Nasdaq Electronic Bulletin Board which could substantially reduce the liquidity and the market for the Company's Common
Stock and consequently, could adversely affect the trading price of such Common Stock.

Between March 10, 1995 and March 31, 1995, the Company sold 295,750 shares of its Common Stock to eight investors in private placements exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, for cash or services (either for investment banking services, as an inducement for an officer to join the Company in the nature of a signing bonus or as inducements for bridge financing loans), which resulted in cash consideration received in the aggregate of $400,000. These investors were Sector Associates, Ltd. (200,000 shares), FAC Enterprises, Inc. (49,000 shares), Andrew Panzo (10,000 shares), Mitchell K. Posner (9,500 shares), William B. Miller (10,000 shares), Centaur Financial Corp. (7,500 shares), Rozel International Holdings, Ltd. (6,000 shares) and HST Partners (3,750 shares).

On March 10, 1995, the Company issued a total of 220,000 shares of Common Stock to Graeme B. Frazier, IV (66,000 shares), Robert N. Spahr (22,000 shares), Paul
A. DeJuliis (66,000 shares) and John R. Thach (66,000 shares), in exchange for all of the issued and outstanding shares of Princeton Academic Press through a share exchange with DTF Media, Inc., which in turn distributed such shares to the four DTF Media stockholders. The issuance of these shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Between March 10 and March 31, 1995, the Company issued a total of 1,252,500 Class A-1, Class A, Class B, Class C and Class D Common Stock purchase warrants at varying exercise prices ranging from $4.00 to $8.00 per share to nine investors in exchange for acquisition related services performed for the benefit of the Company, or as an inducement for bridge investment loans, or as a bonus to an employee of an operating subsidiary for the performance of services or in the nature of a signing bonus to induce an individual to assume the position of an officer of the Company. The Company received an additional $240,000 in cash for a portion of these warrants issued. The investors who received such warrants were Paul A. DeJuliis (250,000 Class A-1 Warrants), John R. Thach (250,000 Class A-1 Warrants), Sector Associates, Ltd. (250,000 Class A Warrants, 187,500 Class B Warrants and 250,000 Class C Warrants), Graeme B. Frazier, IV (25,000 Class A-1 Warrants), William B. Miller (25,000 Class A-1 Warrants), FAC Enterprises, Inc. (12,000 Class D Warrants), Centaur Financial Corp. (10,000 Class D Warrants), Rozel International Holdings, Ltd. (8,000 Class D Warrants) and HST Partners (5,000 Class D Warrants). The issuance of these shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 29, 1995, the Company issued a total of 35,000 shares of Common Stock to four investors in cancellation of outstanding debt owed by the Company to these investors totaling $175,000 of principal amount, all of which were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. These investors were Rozel International Holdings, Ltd. (8,000 shares), Centaur Financial Corp. (10,000 shares), FAC Enterprises, Inc. (12,000 shares) and HST Partners (5,000 shares).

On May 20, 1996, the Company issued 1,000 shares of its Series A Preferred Stock together with 220,000 Common Stock purchase warrants to Odyssey Capital Group, L.P. in exchange for $1,000,000 cash for the preferred shares and $220 for the warrants, which had an exercise price of $6.00 per share.

On June 14, 1996, the Company sold 200,000 units of securities, each unit consisting of one share of Common Stock and Common Stock purchase warrants for one and one-quarter shares to Clifton Capital Ltd. for cash of $1,200,000. The warrants had an exercise price of $6.00 per share. The units were issued pursuant to the private placement exemption in Section 4(2) of the Securities Act of 1933, as amended.

On June 20, 1996, the Company sold a subordinated debenture having a face amount of $500,000 together with 80,000 Common Stock purchase warrants to Mentor Special Situation Fund L.P. for cash consideration of $500,080. The debenture has a maturity date with respect to one-third of the principal amount on June 30, 1999, another third on June 30, 2000 and the final balance by June 30, 2001. Interest is at a fixed rate of 12% per annum. The exercise price of the Common Stock purchase warrants is $6.00 per share. The debenture and warrants were issued pursuant to the private placement exemption in Section 4(2) of the Securities Act of 1933, as amended.

On October 7, 1996, the Company issued 30,000 common stock purchase warrants to Mentor Management Co. in exchange for investment advisory services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise price of the warrants was $6.00 per share.

On October 7, 1996, the Company issued 100,000 common stock purchase warrants to American Maple Leaf Financial Corporation in exchange for investment advisory services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise price of the warrants was $9.00 per share.

On October 17, 1996, the Company issued 182,232 shares of common stock and 9,000 shares of its Series B Preferred Stock to Bruce K. Worrall as consideration for the acquisition of Centennial Printing Company in a merger transaction, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In exchange, the Company received all of the issued and outstanding shares of Centennial Printing Company. The Series B Preferred Stock carried a 6% cumulative dividend rate and was redeemable in installments at a stated value of $100 per share upon call by the holder.

On November 4, 1996, the Company issued 22,500 Common Stock purchase warrants to Equibond S.A. in exchange for investment advisory services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise price of the warrants was $6.00 per share.

In March, 1997, the Company issued a total of 44,537 shares of Common Stock to eleven investors in exchange for all of the issued and outstanding common stock of the Lavelle Company, consisting of 156,700 shares pursuant to a Stock Exchange Agreement dated as of January, 1997. The following investors received the following shares of Common Stock pursuant to such Exchange Agreement: C.D.L. Perkins 4,438 shares; Steven Perkins 4,438 shares; Dorothy P. Gilbert 2,219 shares; Edward H. Merves 4,438 shares; Samuel R. Foster 2,219 shares; John W. Burrows 4,438 shares; Albert C. Bailey, Jr. 6,508 shares; Michael L. Schlupp 2,839 shares; Patricia Medvic 2,000 shares; Barbara Marks 1,000 shares; and The Lavelle Charitable Trust 10,000 shares. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 9, 1997, the Company issued a total of 30,000 shares of Common Stock to four individuals, in exchange for all of the 1,280,925 shares of Common Stock of Wickersham Printing Company then issued and outstanding. The issuance was pursuant to a Stock Exchange Agreement dated in January 1997 pursuant to which John Yurchak, Jr. received 25,493 shares, Stephen J. Cooper received 2,576 shares, Arthur R. Dean, Jr. received 1,890 shares and James L. Porter received 41 shares. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 1, 1997, the Company issued 5,000 Common Stock purchase warrants to Quaker State Financial Corp. as an inducement for certain lending accommodations to the Company in connection with equipment purchases, which warrants had an exercise price of $6.63 per share. The issuance of such warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 16, 1997, the Company issued 125,000 shares of its Common Stock with 500,000 Common Stock purchase warrants exercisable at $3.00 per share and 200,000 Common Stock purchase warrants exercisable at $5.00 per share for cash consideration of $325,000. The Common Stock and Common Stock purchase warrants were issued to Clifton Capital Ltd. pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On August 20, 1997, the Company issued 45,000 Common Stock purchase warrants to Canterbury Companies, Inc. in exchange for investment advisory services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise price of the warrants was $4.00 per share.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. In connection with the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995, the Company is including this cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the control of the Company, include the Company's ability to (i) identify and capitalize on possible acquisition opportunities,
(ii) obtain suitable financing to support its operations, (iii) manage its growth, (iv) achieve operating efficiencies associated with the acquisitions of separate businesses, (v) integrate the operation of separate businesses and the operating subsidiaries' ability to successfully compete in their respective markets and (vi) realize the savings and liquidity improvements to be implemented by the Company and as described under "Consolidated Liquidity of the Company at January 3, 1998" below. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met. All forward looking statements are expressly qualified in their entirety by this Cautionary Statement.


BACKGROUND AND BASIS OF PRESENTATION
------------------------------------

Although the Company was formed in August 1993, no significant business operations were conducted until March 10, 1995 when the Company acquired the shares of Princeton from DTF Media, Inc. and the Company's wholly-owned subsidiary acquired the assets of the Polychem Division of The Budd Company.

The acquisitions of Princeton, Polychem, Centennial, Ivy, Wickersham and Lavelle were accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets of the acquired business are generally valued at their fair market value on the date of acquisition, with the amount by which the purchase price differs from the aggregate fair market value of the acquired assets treated as goodwill or negative goodwill. The results of the operations of the acquired businesses are included with the results of operations of the Company beginning on the date of acquisition.

Because the acquired businesses were part of larger operations or were privately held prior to their acquisition, their results of operations prior to the date of acquisition may not be indicative in evaluating results of operations which may be expected in the future.

Effective January 1, 1997, the Company has elected to report its results of operations on a fifty-two or fifty-three week fiscal year basis. Accordingly, the first quarter of 1997 contained twelve weeks and four days. Each subsequent fiscal quarter contained thirteen weeks, except for the final fiscal quarter of 1997, which contained fourteen weeks and ended on January 3, 1998.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

Results of Operations are presented for the fiscal years ended January 3, 1998 and December 31, 1996. Results of Operations in fiscal 1997 include the Company and its six wholly-owned subsidiaries, Princeton, Polychem, Centennial, Ivy, Wickersham and Lavelle. Wickersham and Lavelle were acquired effective the first day of business in fiscal 1997. The operations of Ivy, which was acquired as of the close of business on December 31, 1996, are included in the consolidated statements of operations as income from discontinued operations, net of income taxes, as the Company sold all of the outstanding Common stock of Ivy on February 23, 1998.

The following table sets forth certain statement of operations items as a percentage of total net sales for the periods indicated:


                                                                    FISCAL YEAR ENDED
                                                                    -----------------
                                                             JANUARY 3,                DECEMBER 31,
                                                              1 9 9 8                    1 9 9 6
                                                              -------                    -------
   Net sales                                                  100.0%                     100.0%
   Cost of goods sold                                          83.5                       75.3
                                                              -----                      -----
       Gross Profit                                            16.5                       24.7
   Selling, general  and administrative                        22.4                       20.3
   Asset carrying value adjustment
     for operations closed after year end                       2.0                        ---
   Contract settlement with former officer                      1.0                        ---
                                                              -----                      -----
   Operating income (loss)                                     (8.9)                       4.4
   Interest expense                                             3.3                        3.0
   Interest and dividend income                                 0.0                        1.0
                                                              -----                      -----
   Income (loss) before income taxes (benefit)                (12.2)                       2.5
   Income taxes (benefit)                                     ( 2.4)                       1.1
                                                              -----                      -----
   Net Income (loss) from continuing operations               (10.2)                       1.3
   Net Income (loss) of Ivy-discontinued operations             0.2                        ---
                                                              -----                      -----
   Net Income (loss)                                          (10.0)%                      1.3%
                                                              =====                      =====

Net sales for the fiscal year ended January 3, 1998 were $43,441,000, compared to $23,633,000 for the prior year. The principal reasons for the significant increase in net sales in fiscal 1997 versus 1996 were the inclusion of net sales from Centennial for the entire year versus the period from October 17, 1996 (the date of acquisition) through December 31, 1996 (an increase of $13,178,000), and the inclusion of net sales of Wickersham and Lavelle for 1997 of $7,264,000 and $4,680,000, respectively.

Polychem's net sales decreased 18% in fiscal 1997 versus 1996, principally due to a decrease in net sales to foreign customers, particularly in the Pacific Rim market, due to unsettled ecomnomic conditions there.

Net sales for Princeton in fiscal 1997 reflected a decrease of 35% from 1996. Loss of market share due to production difficulties and competition were the major contributors to the decline in revenues.

Gross profits for fiscal 1997 were 16.5%, fiscal compared to 24.7% in 1996. Gross profits were $7,184,000 and $5,839,000, for fiscal 1997 and 1996, respectively. The decrease in gross profits was principally due to two factors. The first factor is related to revenue mix. The Company had a higher percentage of printing revenue in fiscal 1997 than in 1996 and printing generally produces a lower gross margin than fiscal Company's other businesses. The second factor relates specifically to the performance of the Company's printing operations; TEAM Graphics' gross profit was 9.8%. Centennial's fiscal 1997 results were below industry norms primarily due to an unusually soft sales market during the summer months, during which period Centennial failed to develop revenue adequate to absorb its substantial fixed manufacturing overhead. Centennial's gross profit for fiscal 1997 was 15.2%. Premier experienced production and delivery problems and, accordingly, was barely profitable at the gross profit line. Polychem's gross profit decreased to 24.6% in 1997 from 29.7% due principally to fixed manufacturing overhead being spread over fewer units as a result of Polychem's 18% period to period decline in revenue. Lavelle's gross profit of 34% in fiscal 1997 was in line with expectations and comparable to 1996.

Selling, general and administrative expenses totalled $9,728,000 and $4,795,000 for 1997 and 1996, respectively. The increase in selling, general and administrative expenses in fiscal 1997 was principally due to the inclusion of Centennial for an entire year in 1997, versus a shorter period in 1996 (October 17, 1996 through December 31, 1996). This accounted for $2,641,000 of the increase. The acquisitions of Wickersham and Lavelle added $1,004,000 and $987,000 to selling, general and administrative expenses, respectively. Due to the consolidation of Princeton and Wickersham into Premier, Princeton's selling, general and administrative expenses were reduced by $356,000. Polychem also reduced selling, general and administrative expenses by $145,000. Corporate overhead increased in fiscal 1997 over 1996 by $1,021,000. The principal components of this increase were additional staffing at headquarters, increased expenditures for investor relations, costs related to the unconsummated refinance effort, cost of potential acquisitions which did not come to fruition, plus significant increases in professional fees as a result of significantly expanded operations.

By agreement, dated June 20, 1997 and effective July 1, 1997, John R. Thach resigned from his office as President of the Company and from his position as a member of the Executive Committee of the Board of Directors. He remained a Director of the Company until December 1997 when he resigned from that position. The agreement provides for equal monthly payments through December 1999 in satisfaction of his employment contract plus a lump sum contingent payment. That portion that was fixed and determinable ($500,000) has been recorded in the accompanying financial statements as a $430,137 charge to income in fiscal 1997 at its present value.

Due to continuing operating losses of Premier, the Company decided to close down the operations of Premier, effective April 13, 1998. At January 3, 1998, the Company has written off net goodwill related to the Wickersham and Princeton acquisitions, and recorded valuation allowances on certain assets in the amount of $900,000.

As stated above, the Company sold all of the outstanding Common stock of Ivy on February 23, 1998. The net income of Ivy for fiscal 1997 was $102,000, which is recorded as a separate line item in the Company's statement of operations for fiscal 1997.

Interest expense for fiscal 1997 was $1,459,000 or 3.3% of net sales, 0.3 percentage points higher than 1996. This increase is due to increased borrowings on lines of credit to continue to fund the Company's consolidated losses.

Interest and dividend income was virtually non-existent in fiscal 1997 versus $250,000 in 1996. This also occurred as a result of the need to fund the Company's consolidated losses with previously raised capital.

In fiscal 1997, the Company recorded a federal income tax benefit totalling $881,000. A component of the benefit is $240,000 recoverable tax, representing the refund available to the Company by carrying the fiscal 1997 loss back to 1996. In addition, the gain on the 1998 sale of Ivy will be offset by net operating loss carryovers from fiscal 1997 resulting in an approximate $330,000 benefit. Also, the net deferred tax liability as recorded in the Company's consolidated balance sheet at December 31, 1996 has been reversed to the extent of $311,000.

CONSOLIDATED LIQUIDITY OF THE COMPANY AT JANUARY 3, 1998
--------------------------------------------------------

The Company sustained a net loss of $4,350,000 for the fiscal year ended January 3, 1998, which resulted in a net use of cash of $645,000 leaving a cash balance of $65,000 at January 3, 1998.

Cash used in operating activities in fiscal 1997 was $2,676,000 resulting from the net loss plus increases in inventory ($321,000), prepaid and recoverable income taxes ($175,000), other assets ($414,000), net deferred tax benefit ($811,000), and other liabilities ($563,000). These uses of cash were offset by net depreciation and amortization ($1,778,000), inputed interest ($104,000), minority interest ($9,000), a net reduction in accounts receivable ($22,000), a reduction in prepaid expenses ($84,000), an increase in accounts payable ($1,350,000), an increase in accrued expenses ($117,000), and the write down of assets on operations subsequently closed ($494,000).

Investment activities in fiscal 1997 reflected a use of cash of $272,000 due to the purchase of property and equipment ($444,000) offset by cash acquired from acquisitions.

In fiscal 1997, net cash provided by financing activities was $2,303,000, including net borrowing under lines of credit ($1,807,000), loans from officers ($150,000), net proceeds from the exercise of warrants ($1,542,000), and the sale of Common stock ($531,000). The cash provided was offset by repayments of principal in term debt ($638,000) and capital leases ($999,000), and preferred stock dividends ($90,000).

At January 3, 1998, the Company had a working capital deficit of $3,384,000, a decrease of $4,870,000 from December 31, 1996. A significant component of the decrease is the net working capital deficit of Wickersham ($1,333,000 at January 3, 1998) together with the substantial impact of operating losses during fiscal 1997 on current assets.

The Company has no significant capital spending or purchase commitments other than normal commitments under facility and capital leases. See Item 2 "Property".

The Company's operating subsidiaries are subject to various loan agreements and commitments described in "Note I" to the Company's Consolidated Financial Statements, and some of these obligations are guaranteed by the Company, including in SBA loan agreement (Section 504 Loan Program) in which the Company's discontinued Ivy-Tygert operation is the obligor (and as to which the Company is the beneficiary of a guarantee from one of the individual purchasers of that operation). Recently, the Budd Company gave notice of a nonpayment of principal and interest under the Polychem term note payable to the Budd Company, which amounts were subsequently paid by the Company.

The Company's cash requirements for fiscal 1998 include principal payments on term loans, capital leases and other debt obligations in the amount of $2,156,000, as well as accumulated payables and, if its appeal for the abatement of civil penalties for Centennial's sales tax obligations is not granted, a significant tax payment to Pennsylvania. Cash flows from operations in fiscal 1998, together with a combination of other financing actions being taken by the Company, if successful, are expected to provide sufficient cash flow to meet the Company's obligations.

OVERVIEW
--------
As a result of the audit of the Company's financial statements for the fiscal year ended January 3, 1998, Grant Thornton LLP has issued a qualified opinion related to its doubt about the Company's ability to continue as a going concern.

Significant actions by the Company, which have either taken place to date in fiscal 1998 or are planned to take place in 1998, to alleviate the concerns of Grant Thornton are as follows:

1. The Company has executed a Confidential Private Offering Memorandum for the sale of 400,000 shares of its Common stock together with a Stock Purchase Warrant for up to 200,000 shares of its Common stock. This offering will result in net proceeds to the Company of $470,000, expected in May 1998.

2. The lender at Polychem has indicated an interest in refinancing Polychem's term debt, resulting in net proceeds of approximately $300,000 for Polychem's use, expected in April 1998.

3. The Company will file its 1997 Consolidated Federal Income Tax return by April 30, 1998 and, as a result, file for a loss carryback refund to 1996, thus recovering $240,000 in federal tax paid for that year.

4. On February 23, 1998, the Company sold its 92.5% ownership in the outstanding Common stock of its subsidiary Ivy for $1,152,250 in cash and notes plus intercompany advances. All cash from this transaction (including under the notes) was realized as of March 30, 1998. The sale resulted in an after tax gain of approximately $698,000.

5. The Company effectively closed its Premier operations on April 13, 1998 in order to avoid continuing losses from this business entity, which experienced pre-tax losses of approximately $1,600,000 in fiscal 1997. The write down of certain assets and the write off of goodwill resulted in an additional $727,000 non-cash pre-tax charge to operations for fiscal 1997. The Company currently believes there will be no significant further losses related to this closing.

6. The Centennial Printing subsidiary of Team Graphics, which had pre-tax losses of $1,066,000 in fiscal 1997, has operated with positive cash flow for the last four months of fiscal 1997 and through the first quarter of fiscal 1998.

7. The operation of other subsidiaries of the Company, Polychem and Lavelle, show moderate net losses during the first quarter of fiscal 1998, but operated at a positive cash flow. Sales order backlogs are increasing for both companies, indicating, based upon required lead times for shipments, a profitable second half of fiscal 1998.

8. The subscription receivable recorded at $762,000 in the Company's balance sheet at January 3, 1998 as a reduction of stockholders' equity is collateralized by Common Stock in a company which is currently in registration with the U.S. Securities and Exchange Commission. Under its agreement, the Company is to be listed as a selling shareholder in the registration statement. The Company expects to realize this subscription receivable within 60 days through the sale of stock, either in the public market or by exercising its rights in a put option.

9. The Company continues to focus on refinancing its lines of credit and term debt, principally to realize excess cash available from under-leveraged real estate and machinery and equipment. By excluding Premier Book Press from the loan request, the Company believes that it can meet the excess cash and collateral availability requirements of the lender and close the credit facility, which will result in cash proceeds of approximately $500,000 in excess of that required to pay off existing debt and lengthen the maturity of the Company's term debt.

Other than Items 3, 4, and 5 above, there is no certainty that any or all of these planned actions will be accomplished, or accomplished in the time frame described.

ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements required by this Item can be found at pages F-1 to F-32 of this Report.


ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

On September 24, 1997, the Company filed a Form 8-K (which was subsequently amended on October 17, 1997), reflecting the mutual agreement with Arthur Andersen LLP to terminate Authur Andersen as the Company's independent auditors effective September 26, 1997. On November 6, 1997, the Company filed a Form 8-K reflecting the appointment of Grant Thornton LLP as the Company's independent auditors effective October 31, 1997.

                                   PART III


ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------   --------------------------------------------------

The present members of the Board of Directors (see below definitions of Director Classes for terms), their ages and positions with the Company are set forth below:


                               DIRECTOR             POSITIONS WITH
     NAME                       CLASS      AGE      THE COMPANY
     ----                       -----      ---      -----------
     Paul A. DeJuliis             I         42       Chairman of the Board of Directors and Chief Executive Officer

     Anthony J. Mendicino         II        50       President, Chief Operating Officer and a Director

     William B. Miller            I         57       Senior Vice President, Chief Financial Officer and a Director

     Bruce P. Murray              II        52       Director

     Andrew Panzo                 III       33       Director

     Edward F. Sager              III       50       Director

     Director Class I -- Term expires at Annual Meeting of Stockholders in 2000 Director Class II -- Term expires at Annual Meeting of Stockholders in 1999 Director Class III -- Term expires at Annual Meeting of Stockholders in
                           1998


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

ANTHONY J. MENDICINO - PRESIDENT, CHIEF OPERATING OFFICER AND A DIRECTOR, was
------------------------------------------------------------------------
Senior Vice President, Chief Financial Officer and a director of UTI Energy Corp., a diversified oilfield service company listed on the American Stock Exchange, from 1987 through 1996. Prior thereto, since 1981, Mr. Mendicino served in various capacities for UGI Corporation, initially as Director of Corporate Development and, from 1984, as Treasurer. He holds a degree in engineering from Lehigh University and an MBA from the Wharton School of the University of Pennsylvania.

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

BRUCE MURRAY - A DIRECTOR, is founder and President of The Bannock Burn Group,
-------------------------
Ltd., a management consulting firm with a national practice specializing in assisting businesses in transition. Prior to the founding of his firm in 1987, he was part of a senior operating turnaround team recruited by The Sun Company to manage Sun Ship in Chester, PA and thereafter part of the senior management group at Sun Carriers, a trucking subsidiary of the Sun Company. Prior to that, Mr. Murray was employed by the U.S. Maritime Administration as the on site representative at the Bath Ironworks in Maine, where he was responsible for managing the Maritime Administration's interests in major ship construction contracts. He is a graduate of the United States Merchant Marine Academy and has a masters degree from Rensselaer Polytechnic Institute. He was formerly Chairman and a Director of the Board of EA Industries, Inc., the stock of which is traded on the New York Stock Exchange.

ANDREW PANZO - A DIRECTOR, is the managing director of American Maple Leaf
-------------------------
Financial Corporation ("AMLF") in Bala Cynwyd, Pennsylvania, an investment banking advisor to the Company which specializes in emerging growth companies. He is also a director of Sector Associates, Ltd., a publicly-held company. Mr. Panzo was a director of Florida West Airlines, Inc. from July through December 1993. Mr. Panzo was formerly Executive Vice President of HMA Investments, Inc., an investment banking firm at which he managed certain diversified securities investments. He is formerly an associate with Venture Partners, Ltd., of Middletown, Connecticut, a venture capital firm. Mr. Panzo is a graduate of the University of Connecticut and has a masters degree in international business and finance from Temple University.

EDWARD F. SAGER - A DIRECTOR, has been the President of Mentor Management
----------------------------
Company since 1994, general partner of Mentor Special Situation Fund LP, an investment fund, and President of Mentor Capital Partners Ltd., a venture capital firm since 1994. From 1985 to 1994 Mr. Sager was President of Sager & Associates, a merchant banking firm providing access to venture capital for small to medium size companies. His is a graduate of Lafayette College with a B.S. degree in Mechanical Engineering and he received an MBA in Finance from New York University.

MANAGEMENT OF OPERATING SUBSIDIARIES
------------------------------------

The following is a summary of the business experience of the management of the Company's operating subsidiaries:


TEAM GRAPHICS, INC.
------------------

BRUCE H. JACKSON - PRESIDENT, has been with TEAM Graphics, Inc. since May 1997,
----------------------------
first as Vice president of Sales and Marketing, then effective December 23, 1997, as President. Mr. Jackson has extensive experience in graphic arts sales and management, having been Vice President-Marketing of Webcraft Technologies, Inc., Horsham PA (1994-1997); Business Unit Manager of Graphic Packaging Corporation, Wayne PA (1992-1994); Vice President of Sales and Marketing of The Lehigh Press, Inc., Cherry Hill NJ (1988-1992).

BILL SIEBERT -- VICE PRESIDENT. Mr. Siebert has had twenty-one years of industry
------------------------------
experience. Mr. Siebert completed 4 years at the Eastern Montgomery Technical School with a major in General Printing and has attended numerous management seminars and courses that compliment his printing operations experience. Mr. Siebert joined Centennial Printing in 1992 and advanced rapidly from Working Foreman to Pressroom Supervisor to Plant Management, and was promoted to V.P. of Operations in November 1996. Prior to joining Centennial, Mr. Siebert held operations positions with four businesses in the printing industry.

MICHAEL P. LAMOREUX -- CONTROLLER has been Controller of Centennial Printing for
---------------------------------
15 months. He has over seven years experience in accounting and financial management in the graphics arts industry. Prior to joining Centennial in January 1997, Mr. Lamoreux held the positions of Manager of Information Systems and Accounting manager at Baum Printing Company in Philadelphia PA (1990-1996). He holds a BS degree in accounting from LaSalle University and an MS degree in finance from Temple University.


POLYCHEM CORP.
-------------

THEODORE F. RUTKOWSKI - PRESIDENT, prior to assuming that position in 1995, Mr.
---------------------------------
Rutkowski was the General Manager of The Polychem Division of The Budd Company since 1975. He previously served as President of The Budd Company Trailer Division, which was sold in 1985, and was responsible for the restructuring of Greening Donald in Hamilton, Ontario, a Budd Company subsidiary. He has an accounting degree from Rutgers University.

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

J. R. HANNUM - MANAGER OF INTERNATIONAL SALES, PRODUCT DEVELOPMENT AND
----------------------------------------------------------------------
ENGINEERING, had previously served as General Manager of The Polychem Division
-----------
of The Budd Company and as manager of domestic sales, research and development and manufacturing engineering of that division, prior to which he was the plant manager. He has an engineering degree from Villanova University and a masters degree in engineering from Penn State University.

DONALD L. HUTTON - NATIONAL SALES MANAGER, has been with The Budd Company for 36
-----------------------------------------
years, during which time he has served as advertising manager, manager of distributor sales and manager of customer service. He is a graduate of the University of Delaware.


LAVELLE COMPANY
---------------

ALBERT C. BAILEY - PRESIDENT, has been with Lavelle Company since March 1, 1996
----------------------------
at which time Lavelle purchased the assets of the former Lavelle Aircraft Company. Mr. Bailey has extensive turn-around management experience having previously been President and CEO of Berwick Forge & Fabricating (1991-1996) prior to joining Lavelle. He has a bachelors degree in economics from Muhlenberg College and an MBA from the University of Scranton.

ROBERT ASHWORTH - CONTROLLER, has been with Lavelle since November 1997. Prior
----------------------------
to joining Lavelle, Mr. Ashworth was the Accounting Manager and Controller with Modern Dental Concepts (1995-1997) and was Controller for Dock Street Brewing Company, Inc. (1991-1994). He holds a bachelors degree from West Virginia Wesleyan College and an MBA from Rutgers University.

ITEM 10  EXECUTIVE COMPENSATION
------   ----------------------

The following table discloses for the fiscal years ended December 31, 1995, 1996, and January 3, 1998, individual compensation information relating to the chief executive officer of the Company and the executive officers of the Company who earned in excess of $100,000 during 1997 (the "Named Executive Officers").


                                  ANNUAL COMPENSATION                                 LONG TERM COMPENSATION
                                                                         Restricted
                                                    Other Annual          Stock       Options/      LTIP     All Other
   Name and                   Salary     Bonus      Compensation          Awards       SARS        Payouts   Compensation
   Principal Position          ($)        ($)           ($)               ($)              (#)       ($)           ($)

   Paul A. DeJuliis
   Chief Executive Officer

     1997                    262,000       0          3,815                0                0         0             0
     1996                    204,167       0          4,812                0           75,000         0             0
     1995                    157,917       0          3,661                0          125,000         0             0

   Anthony J. Mendicino
   President
     1997                    150,321       0          4,500                0                0         0             0
     1996                          0       0              0                0           55,000         0             0
     1995                          0       0              0                0           40,000         0             0

   William B. Miller
   Chief Financial Officer
     1997                    108,000  22,500          2,104                0                0         0             0
     1996                    103,500       0          2,765                0           35,000         0             0
     1995                     70,000       0          1,814                0           70,000         0             0

   John R. Thach
   Former President
     1997                    115,500       0          4,500                0                0         0             0
     1996                    190,321       0          3,841                0           75,000         0             0
     1995                    161,167       0          1,916                0           70,000         0             0

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND F/Y END
        ---------------------------------------------------------------
                                OPTION/SAR VALUES
                                -----------------

The following table sets forth information with respect to option exercises and fiscal year-end option values for the Named Executive Officers.

                                                                                Number of
                                                                             Securities Underlying          Value of
                                 Shares Acquired          Value              Unexercised Options/       Unexercised in-the-money
                                  On Exercise            Realized            SARS at FY-End (#)         Options/SARS at FY-End ($)
Name                                 ( # )                 ( $ )            Exercisable/Unexercisable   Exercisable/Unexercisable(1)
Paul A. DeJuliis                       0                    ---                133,334 / 66,666            0 / 0
Anthony J. Mendicino                   0                    ---                 45,000 / 50,000            0 / 0
William B. Miller                      0                    ---                 58,334 / 46,666            0 / 0


(1) Based upon the closing price of the Company's Common stock on January 2, 1998 of $2.375.


OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

There were no option grants in 1997.


EMPLOYMENT ARRANGEMENTS
-----------------------

Effective as of January 1, 1995, the Company entered into an employment agreement with Paul A. DeJuliis. The agreement provides, based on recently consummated significant acquisitions, for a base salary of $250,000 annually with certain automatic adjustments in the event certain targets relating to the financial performance of the Company are satisfied (incremental increases of $25,000 for each $1.0 million increase in annual pre-tax net income over a base of $1.5 million), together with discretionary bonuses, if any, to be declared by the Board of Directors, but with a provision that at such time as his equity stock ownership in the Company is reduced to 10% or less of the total issued and outstanding shares of all classes of equity stock, then he shall be entitled to annual minimum incentive compensation equal to 3% of the Company's annual pre-tax net income. The agreement also provides for certain benefits, including vacation, health and medical insurance, reimbursement of certain expenses and stock option plan participation, but only to the extent such benefits are offered to comparable employees by the Board of Directors. Such agreement contains covenants regarding confidentiality of proprietary information of the Company and a restrictive covenant in favor of the Company under certain circumstances. The agreement has an initial term of five years, and thereafter is annually renewable for successive two-year periods. Such agreement will earlier terminate as a result of the employee's death, permanent disability or dismissal for "just cause." If the termination results from death or permanent disability, the agreement provided for continuation of base compensation and fringe benefits for a period of six months, but if the termination results from any reason other than death, permanent disability, termination for "just cause," or where the employee terminates his employment for "good reason," then his base compensation and all existing fringe benefits shall be continued for the balance of the unexpired term of his employment agreement, but in no event for less than one year, after which the employee shall be entitled to all earned and accrued incentive compensation. Moreover, if his termination follows a "change of control" and the employee owns no more than 20% of the total issued and outstanding securities of the Company, he shall be entitled to a lump sum severance benefit equal to 500% of his annual base compensation.

By agreement, dated June 20, 1997 and effective July 1, 1997, John R. Thach resigned from his office as President of the Company and from his position as a member of the Executive Committee of the Board of Directors. He remained a Director of the Company until December 1997 when he resigned from that position. The agreement provides for equal monthly payments through December 1999 in satisfaction of his employment contract plus a lump sum contingent payment. That portion that was fixed and determinable ($500,000) has been recorded in the accompanying financial statements as a $430,137 charge to income in 1997 at its present value.

In January 1997, the Company entered into an employment agreement with Anthony
J. Mendicino. Such agreement provides for a base salary of $150,000 per year, together with discretionary bonuses, if any, to be declared by the Board of Directors. The agreement also provides for certain benefits, including vacation, health and medical insurance, car allowance and stock option plan participation, if such are implemented for comparable employees by the Board of Directors. The agreement contains covenants regarding confidentiality of proprietary information of the Company and a restrictive covenant in favor of the Company. The agreement is for a term of one year, and thereafter is annually renewable for successive one year periods, although either party may terminate the agreement upon six months written notice to the other and the Company may discharge the employee at any time with or without cause. If the employee is terminated without cause, the Company shall pay to the employee a severance allowance equal to six months base compensation.

In May 1997, the Company entered into an employment agreement with William B. Miller. Such agreement provides for a base salary in the first year of $84,00 per year, together with discretionary bonuses, if any, to be declared by the Board of Directors. The based salary automatically increased to $108,000 per year upon the completion of a significant acquisition by the Company. The agreement also provides for certain benefits, including vacation, health and medical insurance, reimbursement of certain expenses and stock option plan participation, if such are implemented for comparable employees by the Board of Directors. The agreement contains covenants regarding confidentiality of proprietary information of the Company and a restrictive covenant in favor of the Company. The agreement is for a term of one year, and thereafter is annually renewable for successive one year periods, although either party may terminate the agreement upon six months written notice to the other and the Company may discharge the employee at any time with or without cause. If the employee is terminated without cause, the Company shall pay to the employee a severance allowance equal to six months base compensation.

COMPENSATION OF DIRECTORS
-------------------------

Non-employee directors receive no cash compensation, but they participate in a non-qualified stock option plan. The listed non-employee directors received no option grants in 1996 and fiscal 1997. Employee directors receive no compensation in connection with their services as director.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

PRINCIPAL STOCKHOLDERS
----------------------

The following table sets forth, as of April 16, 1998, information with respect to the securities holdings of all persons which may be deemed the beneficial owners of 5% or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding Common Stock, as of such date, of each Named Executive Officer and director and all officers and directors, individually and as a group.


                                                           Amount & Nature
                                                            of Beneficial                   % of
                                                             Ownership                    Ownership
                                                             ---------                    ---------
                  Paul A. DeJuliis                            609,334/(1)/                   15.1%

                  John R. Thach                               427,000/(2)/                   11.0%

                  William B. Miller                            83,334/(3)/                    2.2%

                  Andrew Panzo                                 36,666                         1.0%

                  Bruce P. Murray                              26,666                         0.7%

                  Anthony J. Mendicino                         63,000                         1.7%

                  Edward F. Sager                              30,000                         0.8%

                  All Officers and Directors
                  as a group (6 persons)                      819,000                        28.6%


/(1)/ Includes 175,000 shares which may be obtained through currently exercisable warrants.
/(2)/ Includes 175,000 shares which may be obtained through currently exercisable warrants.
/(3)/ Includes 15,000 shares which may be obtained through currently exercisable warrants.

The addresses of Messrs. DeJuliis, Mendicino, and Miller is 100 Four Falls Corporate Center, Suite 305, West Conshohocken, PA 19428. The address of Mr. Panzo and Sector Associates, Ltd. is 2 Penn Center Plaza Suite 605, Philadelphia, PA 19103. The address of Mr. Murray is c/o Bannock Burn Group, 712 Pheasant Run, Suite Two, Kennett Square, PA 19348. The address of Mr. Sager is PO Box 560, Yardley, PA 19067. The address of Mr. Thach is c/o The Eastwind Group, 100 Four Falls Corporate Center, Suite 305, West Conshohocken, PA 19428.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

None.

ITEM 13  LIST OF EXHIBITS AND REPORTS ON FORM 8-K
-------  ----------------------------------------

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
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

    2.3      Amended and Restated         Incorporated by reference to Exhibit
             Agreement and Plan of        2.1 of the Registrant's Form 8-K
             Merger by and between        (No. 0-27638) filed on November 1,
             Centennial Printing          1996.
             Corporation, The
             Eastwind Group, Inc.
             and Centennial
             Acquisition Corp.

    2.4      Stock Exchange Agreement     Incorporated by reference to Exhibit
             by and among the             2.1 of the Registrant's Form 8-K (No.
             Registrant, John Yurchak     0-27638) filed on April 2, 1997.
             Jr., Stephen J. Cooper,
             Arthur R. Dean and James
             L. Porter dated as of
             January 3, 1997.

    2.5      Lavelle Stock Exchange       Incorporated by reference to Exhibit
             Agreement dated as of        2.2 of the Registrant's Form 10-QSB
             January 3, 1997.             filed on May 19, 1997.

    2.6      Asset Purchase Agreement     Incorporation by reference to Exhibit
             by and between Tygart        2.1 of the Registrant's Form 8-K
             Moulding Corporation and     (No. 0-27638) filed on January 14,
             Ivy-Tygart Acquisition       1997.
             Corp.

    2.7      Note for Stock Exchange      Filed herewith.
             Agreement by and among
             the Company and the D.A.R.
             Group dated as of November
             19, 1997.

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

    4.7      Specimen form of Common      Incorporated by reference to Exhibit
             Stock Purchase Warrant       4.7 of the Registrant's Form 10-KSB
             issued to Mentor Special     (No. 0-27638) filed on April 15, 1997.
             Situation, LP.

    4.8      Certificate of Designation   Incorporated by reference to Exhibit
             Series B Preferred Stock.    4.7 of the Registrant's Form 10-KSB
                                          (No. 0-27638) filed on April 15, 1997.

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

   10.22 *   Loan Plan for Officers       Incorporated by reference to Exhibit
             and Key Employees.           10.1 to the Registrant's Form 10-QSB
                                          filed on May 19, 1997,

   10.23 *   Employment Agreement         Incorporated by reference to Exhibit
             between the Company and      10.2 to the Registrant's Form 10-QSB
             Anthony J. Mendicino.        filed on May 19, 1997.

   10.24 *   Severence Agreement          Incorporated by reference to Exhibit
             between the Company and      10.1 to the Registrant's Form 10-QSB
             John R.Thach dated June      filed on August 18, 1997 (subsequently
             20,1997                      amended by Form 10-QSB/A filed on
                                          August 19, 1997).

   21        Subsidiaries of the          Filed herewith.
             Registrant.

   23.1      Consent of Arthur Andersen   Filed herewith.
             LLP

   23.2      Consent of Grant Thornton    Filed herewith.
             LLP

    27       Financial Data Schedule.     in electronic format only.

_________________________
* Management contract or compensatory plan or arrangement.


 (B)      REPORTS ON FORM 8-K
  -       -------------------

On September 29, 1997, the Company filed a Form 8-K reflecting the Mutual Agreement with Arthur Andersen LLP to terminate Arthur Andersen LLP as the Company's independent auditors effective September 26, 1997. Such Form 8-K was amended on October 17, 1997.

On November 6, 1997, the Company filed a Form 8-K reflecting the appointment of Grant Thornton LLP as the Company's auditors effective October 31, 1997.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   THE EASTWIND GROUP, INC. AND SUBSIDIARIES

                     JANUARY 3, 1998 AND DECEMBER 31, 1996

                                C O N T E N T S


                                                                Page
                                                                ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-3

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                        F-4

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                  F-5

   CONSOLIDATED STATEMENTS OF OPERATIONS                        F-6

   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY    F-8

   CONSOLIDATED STATEMENTS OF CASH FLOWS                        F-9

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-10

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
The Eastwind Group, Inc.


     We have audited the accompanying consolidated balance sheet of The Eastwind Group, Inc. (a Delaware corporation) and Subsidiaries as of January 3, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastwind Group, Inc. and Subsidiaries as of January 3, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered significant losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

Philadelphia, Pennsylvania
April 17, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Eastwind Group, Inc.:

We have audited the accompanying consolidated balance sheet of The Eastwind Group, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Eastwind Group, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pa.
  March 26, 1997

                   The Eastwind Group, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                  ASSETS                                                            January 3,    December 31,
                                                                                       1998           1996
                                                                                   ------------   -------------
Current assets
 Cash and cash equivalents                                                         $    64,970     $   709,697
 Accounts receivable, net                                                            8,797,027       7,655,763
 Stock subscription receivable                                                         250,000               -
 Recoverable income taxes                                                              240,065               -
 Due from related parties                                                                    -       1,047,354
 Inventories                                                                         5,641,271       4,001,007
 Prepaid expenses                                                                      224,515         203,820
 Prepaid income taxes                                                                   25,977          91,500
                                                                                   -----------     -----------
          Total current assets                                                      15,243,825      13,709,141
Property, plant and equipment, net                                                   8,100,147       7,024,393
Investments in investee companies                                                            -         700,000
Deferred income taxes                                                                  330,000               -
Goodwill and other assets                                                            8,239,520       7,024,489
                                                                                   -----------     -----------
                                                                                   $31,913,492     $28,458,023
                                                                                   ===========     ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Lines of credit                                                                   $ 6,038,576     $ 3,626,365
 Current portion of long-term debt                                                   1,238,069         880,012
 Current portion of capitalized lease obligations                                      997,516         848,701
 Loans payable to officers                                                             150,000               -
 Accounts payable                                                                    6,394,011       3,775,002
 Accrued expenses                                                                    3,555,073       2,718,391
 Due to related party                                                                        -         276,260
 Deferred income taxes                                                                       -          98,186
 Other current liabilities                                                             254,772               -
                                                                                   -----------     -----------
          Total current liabilities                                                 18,628,017      12,222,917
Long-term debt                                                                       4,937,040       5,537,523
Capitalized lease obligations                                                        1,419,791       1,695,229
Deferred credit, net                                                                         -         160,224
Deferred income taxes                                                                        -         382,814
Other liabilities                                                                      780,555         218,510
                                                                                   -----------     -----------
          Total liabilities                                                         25,765,403      20,217,217
                                                                                   -----------     -----------
Minority interest in consolidated subsidiary                                            23,531          14,927
                                                                                   -----------     -----------
Redeemable Series B preferred stock                                                    900,000         900,000
                                                                                   -----------     -----------
Commitments and contingencies                                                                -               -
                                                                                   -----------     -----------
Stockholders' equity
 Series A preferred stock, $0.10 par value, 3,000,000 shares authorized,
   1,000 shares issued and outstanding                                                     100             100
 Common stock, $0.10 par value, 5,000,000 shares authorized, 3,525,019
   and 2,411,482 shares issued and 3,525,019 and 2,376,482 shares outstanding          352,502         241,148
 Warrants outstanding                                                                1,009,797       1,271,597
 Additional paid-in capital                                                          9,314,614       6,408,621
 Accumulated deficit                                                                (4,690,455)       (147,051)
                                                                                   -----------     -----------
                                                                                     5,986,558       7,774,415
 Less
   Common stock in treasury, 35,000 shares at cost                                           -        (193,609)
   Notes receivable from sale of stock                                                (762,000)       (240,000)
   Deferred compensation                                                                     -         (14,927)
                                                                                   -----------     -----------
          Total stockholders' equity                                                 5,224,558       7,325,879
                                                                                   -----------     -----------
                                                                                   $31,913,492     $28,458,023
                                                                                   ===========     ===========

The accompanying notes are an integral part of these financial statements.

                   The Eastwind Group, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Fiscal year ended
                                                                         ----------------------------
                                                                          January 3,     December 31,
                                                                             1998            1996
                                                                         -------------   ------------
Net sales                                                                 $43,441,259     $23,632,872

Cost of goods sold                                                         36,256,982      17,793,635
                                                                          -----------     -----------
          Gross profit                                                      7,184,277       5,839,237

Selling, general and administrative expenses                                9,727,507       4,795,227

Contractual settlement with former officer                                    430,137               -

Write-down of assets on operations subsequently closed                        900,498               -
                                                                          -----------     -----------

          Operating (loss) income                                          (3,873,865)      1,044,010

Interest expense                                                            1,458,566         716,381

Interest and dividend income                                                        -         249,982
                                                                          -----------     -----------

          (Loss) income from continuing operations before income
            tax (benefit) expense                                          (5,332,431)        577,611

Income tax (benefit) expense                                                 (881,020)        261,927
                                                                          -----------     -----------

          (Loss) income from continuing operations                         (4,451,411)        315,684

Income from discontinued operations, net of income taxes of $69,279           101,507               -
                                                                          -----------     -----------

          NET (LOSS) INCOME                                               $(4,349,904)    $   315,684
                                                                          ===========     ===========

Per share data
 (Loss) income from continuing operations                                      $(1.63)    $      0.11
                                                                          ===========     ===========

 Net (loss) income                                                             $(1.60)    $      0.11
                                                                          ===========     ===========

The accompanying notes are an integral part of these financial statements.

                   The Eastwind Group, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            Fiscal years ended January 3, 1998 and December 31, 1996





                                  Series A                                   Additional
                                 preferred       Common        Warrants       paid-in       Accumulated       Treasury
                                   stock          stock      outstanding      capital         deficit           stock
                                ------------   -----------   ------------   ------------   -------------   ---------------

Balance, January 1, 1996                $  -      $160,825    $  158,586     $1,818,215       $(363,414)        $       -

 Sale of 1,000 shares of
  Series A preferred
   stock, net of expenses of
    $71,086                              100             -       484,344        444,690               -                 -
 Sale of 200,000 shares of
  Common stock
   units, net of expenses of
    $181,284                               -        20,000       341,694        657,022               -                 -
 Issuance of warrants to
  subordinated
   noteholders, net of
    expenses of $15,010                    -             -       196,190              -               -                 -
 Issuance of 182,232 shares
  of common
   stock in connection with
    Centennial
   acquisition                             -        18,223             -      1,481,777               -                 -
 Issuance of warrants to
  investment
   bankers in connection
    with Centennial
   acquisition                             -             -       118,800              -               -                 -
 Issuance of warrants to
  investment
   bankers                                 -             -        32,850        (32,850)              -                 -
 Exercise of 421,000 warrants              -        42,100       (60,867)     2,039,767               -                 -
 Purchase of 35,000 shares
  of common
   stock for treasury                      -             -             -                              -          (193,609)
 Deferred compensation
  related to Ivy
   acquisition                             -             -             -              -               -                 -
 Dividends                                 -             -             -              -         (99,321)                -
 Net income                                -             -             -              -         315,684                 -
                                ------------   -----------    ----------     ----------    ------------    --------------

Balance, December 31, 1996              $100      $241,148    $1,271,597     $6,408,621       $(147,051)        $(193,609)
                                ============   ===========    ==========     ==========    ============    ==============
                                     Notes
                                  receivable                            Total
                                   from sale         Deferred       stockholders'
                                   of stock        compensation         equity
                                ---------------   ---------------   --------------

Balance, January 1, 1996             $       -          $      -       $1,774,212

 Sale of 1,000 shares of
  Series A preferred
   stock, net of expenses of
    $71,086                                  -                 -          929,134
 Sale of 200,000 shares of
  Common stock
   units, net of expenses of
    $181,284                                 -                 -        1,018,716
 Issuance of warrants to
  subordinated
   noteholders, net of
    expenses of $15,010                      -                 -          196,190
 Issuance of 182,232 shares
  of common
   stock in connection with
    Centennial
   acquisition                               -                 -        1,500,000
 Issuance of warrants to
  investment
   bankers in connection
    with Centennial
   acquisition                               -                 -          118,800
 Issuance of warrants to
  investment
   bankers                                   -                 -                -
 Exercise of 421,000 warrants         (240,000)                -        1,781,000
 Purchase of 35,000 shares
  of common
   stock for treasury                        -                 -         (193,609)
 Deferred compensation
  related to Ivy
   acquisition                               -           (14,927)         (14,927)
 Dividends                                   -                 -          (99,321)
 Net income                                  -                 -          315,684
                                --------------    --------------       ----------

Balance, December 31, 1996           $(240,000)         $(14,927)      $7,325,879
                                ==============    ==============       ==========

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

            Fiscal years ended January 3, 1998 and December 31, 1996



                                   Series A                                    Additional
                                  preferred         Common        Warrants       paid-in      Accumulated       Treasury
                                    stock           stock       outstanding      capital        deficit           stock
                                --------------   ------------   ------------   ------------   ------------   ---------------

Balance, December 31, 1996                $100      $241,148     $1,271,597     $6,408,621    $  (147,051)        $(193,609)

 Issuance of 44,537 shares
  of common
   stock in connection with
    Lavelle
   acquisition                               -         4,454              -        207,097              -                 -
 Issuance of 30,000 shares
  of common
   stock in connection with
    Wickersham
   acquisition                               -         3,000              -        139,500              -                 -
 Exercise of 914,000 warrants                -        91,400       (424,100)     2,396,589              -                 -
 Issuance of Common stock,
  net of
   expenses of $37,500                       -        16,000        162,300        352,916              -                 -
 Amortization of deferred
  compensation
   expense                                   -             -              -              -              -                 -
 Preferred stock dividends                   -             -              -              -       (193,500)                -
 Retirement of treasury stock                -        (3,500)             -       (190,109)             -           193,609
 Net loss                                    -             -              -              -     (4,349,904)                -
                                --------------      --------    -----------     ----------    -----------    --------------

Balance, January 3, 1998                  $100      $352,502     $1,009,797     $9,314,614    $(4,690,455)        $       -
                                ==============      ========    ===========     ==========    ===========    ==============
                                   Notes
                                 receivable                          Total
                                 from sale        Deferred       stockholders'
                                  of stock      compensation         equity
                                ------------   ---------------   --------------

Balance, December 31, 1996        $(240,000)         $(14,927)     $ 7,325,879

 Issuance of 44,537 shares
  of common
   stock in connection with
    Lavelle
   acquisition                            -                 -          211,551
 Issuance of 30,000 shares
  of common
   stock in connection with
    Wickersham
   acquisition                            -                 -          142,500
 Exercise of 914,000 warrants      (522,000)                -        1,541,889
 Issuance of Common stock,
  net of
   expenses of $37,500                    -                 -          531,216
 Amortization of deferred
  compensation
   expense                                -            14,927           14,927
 Preferred stock dividends                -                 -         (193,500)
 Retirement of treasury stock             -                 -                -
 Net loss                                 -                 -       (4,349,904)
                                -----------    --------------      -----------
Balance, January 3, 1998          $(762,000)         $      -      $ 5,224,558
                                ===========    ==============      ===========

    The accompanying notes are an integral part of this financial statement.

                   The Eastwind Group, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Fiscal year ended
                                                                           ----------------------------
                                                                            January 3,    December 31,
                                                                               1998           1996
                                                                           ------------   -------------
Cash flows from operating activities
 Net (loss) income                                                         $(4,349,904)    $   315,684
 Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities
   Depreciation and amortization                                             1,802,178         529,387
   Amortization of deferred credit                                             (24,650)        (24,650)
   Imputed interest                                                            103,763          21,952
   Deferred income tax (benefit) provision                                    (811,000)         40,794
   Minority interest                                                             8,604               -
   Write-down of assets on operations subsequently closed                      494,434               -
   Changes in assets and liabilities, net of effect from acquisitions
     (Increase) decrease in assets
       Accounts receivable                                                      22,323        (117,925)
       Recoverable income taxes                                               (240,065)              -
       Inventories                                                            (320,491)        (93,156)
       Prepaid expenses                                                         84,473         (94,900)
       Prepaid income taxes                                                     65,523         (91,500)
       Other assets                                                           (414,207)        (48,756)
     Increase (decrease) in liabilities
       Accounts payable                                                      1,349,622        (201,311)
       Accrued expenses                                                        117,047         776,777
       Other current liabilities                                              (542,074)              -
       Other liabilities                                                       (21,109)              -
                                                                           -----------     -----------
          Net cash (used in) provided by operating activities               (2,675,533)      1,012,396
                                                                           -----------     -----------
Cash flows from investing activities
 Purchase of property and equipment                                           (444,686)        (49,777)
 Purchase of capital stock of Centennial                                             -      (1,241,226)
 Purchase of net assets of Ivy, net of cash acquired                                 -         (10,355)
 Investments in and advances to investee companies                                   -      (1,393,094)
 Cash acquired from acquisitions                                               172,550               -
                                                                           -----------     -----------
          Net cash used in investing activities                               (272,136)     (2,694,452)
                                                                           -----------     -----------
Cash flows from financing activities
 Net borrowings (repayments) under lines of credit                           1,807,394      (2,207,940)
 Borrowings on term notes                                                            -         104,000
 Repayments of term notes                                                     (637,907)       (418,881)
 Repayments of capitalized lease obligations                                  (999,650)       (242,677)
 Loans from officers                                                           150,000               -
 Proceeds from sale of preferred stock, net of expenses                              -         929,134
 Proceeds from exercise of warrants, net of expenses                         1,541,889       1,781,000
 Collection of stock subscription receivable                                         -         746,000
 Proceeds from sale of Common stock units, net of expenses                     531,216       1,018,716
 Proceeds from issuance of subordinated note payable and warrants,
   net of expenses                                                                   -         484,990
 Payment of dividends                                                          (90,000)        (35,357)
 Purchase of Common stock for treasury                                               -        (193,609)
                                                                           -----------     -----------
          Net cash provided by financing activities                          2,302,942       1,965,376
                                                                           -----------     -----------
          NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (644,727)        283,320
Cash and cash equivalents at beginning of year                                 709,697         426,377
                                                                           -----------     -----------
Cash and cash equivalents at end of year                                   $    64,970     $   709,697
                                                                           ===========     ===========

The accompanying notes are an integral part of these financial statements.

                   The Eastwind Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     January 3, 1998 and December 31, 1996



NOTE A - NATURE OF BUSINESS

 The Eastwind Group, Inc. (the Company) is a management holding company which has three operating business segments. A fourth business segment, Ivy-Tygart Acquisition Corp. (Ivy), existed at January 3, 1998 and was subsequently sold (NOTE R). Effective January 1, 1997, the Company has elected to report its results of operations on a 52- or 53-week fiscal year basis.

 Polychem Corporation (Polychem)
 -------------------------------

 Polychem, located in Phoenixville, Pennsylvania, manufactures and sells clarifier components for wastewater treatment applications and other plastic molded products, including buckets, sprockets and bearings.

 TEAM Graphics, Inc. (TEAM Graphics)
 -----------------------------------

 TEAM Graphics is the parent company for the Company's printing industry, which consists of the following subsidiaries:

     Centennial Printing Corp. (Centennial)
     --------------------------------------

     Centennial, located in King of Prussia, Pennsylvania, provides high-quality commercial printing services, including annual reports, advertising brochures, pamphlets and marketing pieces.

     Princeton Academic Press (Princeton) and Wickersham Printing Company
     --------------------------------------------------------------------
     (Wickersham), collectively doing business as Premier Book Press
     ---------------------------------------------------------------

     Princeton, located in Lancaster, Pennsylvania, is engaged in the printing and binding of books and related activities for publishers, university presses and other information providers (NOTE R).

     Wickersham, located in Lancaster, Pennsylvania, is a printing and book manufacturer (NOTE R).

 Lavelle Company (Lavelle)
 -------------------------

 Lavelle, located in Philadelphia, Pennsylvania, manufactures and sells sheet metal fabricated products for the aerospace industry.

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 1. Principles of Consolidation
    ---------------------------

 The consolidated financial statements include the accounts of the Company and its subsidiaries. All of the subsidiaries are wholly owned except for a 7.5% minority interest in Ivy. All intercompany accounts and transactions have been eliminated in consolidation.

 2. Use of Estimates
    ----------------

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

 3. Cash and Cash Equivalents
    -------------------------

 The Company's cash management system provides for the short-term investment of cash and the transfer or deposit of sufficient funds to cover checks as they are submitted for payment. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of January 3, 1998 and December 31, 1996.

 4. Inventories
    -----------

 Inventories consist of raw materials, work-in-process and finished goods. Work-in-process and finished goods include raw materials, direct labor and a portion of manufacturing overhead. The inventories of Polychem and Princeton are stated at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method, while the cost of inventories of Centennial and Ivy is determined on the first-in, first-out (FIFO) method.

 5. Property, Plant and Equipment
    -----------------------------

 Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful life of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

 In 1996, the Company adopted  Statement of Financial Accounting Standards
 (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The initial adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial position or results of operations.

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 6. Income Taxes
    ------------

 The Company accounts for its income taxes under the liability method specified by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The Company files a consolidated federal income tax return, and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

 7. (Loss) Earnings Per Share
    -------------------------

 The Company adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 eliminates primary and fully diluted earnings per share (EPS) and requires the presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue Common stock were exercised and converted into Common stock. Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128.

 All options and warrants to purchase shares of Common stock were not included in the computation of EPS because the exercise prices were greater than the average market prices of the common shares (NOTES M and N).

                                                               January 3,    December 31,
                                                                  1998           1996
                                                              ------------   ------------

   Net (loss) income                                          $(4,349,904)     $  315,684
   Net income from operations of discontinued subsidiary          101,507               -
   Less preferred stock dividends                                 193,500          99,321
                                                              -----------      ----------
   (Loss) income available to common stockholders
     from continuing operations                               $(4,644,911)     $  216,363
                                                              ===========      ==========
   Shares used in computing (loss) earnings per share           2,842,848       1,971,137
                                                              ===========      ==========
   Per share data
     (Loss) income from continuing operations                 $     (1.63)     $     0.11
                                                              ===========      ==========
     Net income from discontinued operations (NOTE R)         $      0.03      $        -
                                                              ===========      ==========

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 8. Goodwill
    --------

 Goodwill arising from acquisitions is being amortized using the straight-line method over 20 years. Management reviews the valuation and amortization of goodwill on an ongoing basis. As part of this review, the Company estimates the value and the estimated undiscounted future net income expected to be generated by the related subsidiary to determine if impairment has occurred (NOTES H and R).

 9. Other Information
    -----------------

 In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

 In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated financial position or results of operations.

 10.  Reclassifications
      -----------------

 Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

NOTE C - REALIZATION OF ASSETS

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in 1997.

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE C - REALIZATION OF ASSETS - Continued

 The Company experienced a net loss in the fiscal year ended January 3, 1998 of $4,349,904, which resulted in cash used in operations of $2,675,533. Cash resources of the Company are not sufficient to sustain such cash losses, should they continue to occur. The Company has been attempting to refinance its senior debt in order to expand its lines of credit and borrow on under-leveraged assets to solve cash flow difficulties. The refinance project has been delayed due principally to the Company's current inability to meet certain closing requirements of the lender.

 In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

 Management has taken steps to revise its operating and financial condition, which it believes are sufficient to provide the Company with the ability to continue in existence. In addition to closing down certain unprofitable operations as noted in NOTE R, the Company has instituted certain revenue-enhancing measures and cost-cutting programs. As noted above, the Company is also in the process of attempting to refinance its senior debt and continues to work toward raising additional capital through private placements.

NOTE D - ACQUISITIONS

 1. Wickersham
    ----------

 On May 24, 1996, the Company purchased convertible preferred stock of Wickersham for $250,000. The preferred stock has a minimum dividend rate of 6%. The preferred stock has a liquidation preference equal to, in the aggregate, $250,000 plus accrued and unpaid dividends thereon, and is convertible into 80% of the outstanding Common stock of Wickersham depending upon its achievement of certain earnings levels. In 1996, Wickersham experienced net losses of approximately $131,000. The Company had a receivable from Wickersham of $91,493 as of December 31, 1996, representing working capital advances and dividends receivable.

 In January 1997, the Company acquired all of the outstanding Common stock of Wickersham in exchange for 30,000 shares of the Company's Common stock. The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired and liabilities assumed was $2,667,424 and $2,274,924, respectively.

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE D - ACQUISITIONS - Continued

 2. Lavelle
    -------

 Lavelle was incorporated to purchase the net assets of Lavelle Aircraft, which was liquidated under Chapter 11 of the U.S. Bankruptcy Law. The stock of Lavelle was owned by nonaffiliates of the Company. Lavelle is a manufacturer of sheet metal products for the aerospace industry.

 In March 1996, the Company invested $450,000 in Lavelle in the form of a subordinated debenture. The debenture matures in March 2001 and pays interest at a rate of 20% per year. In addition, the Company made advances to Lavelle for working capital purposes. Interest income of $120,989 was recorded on the subordinated debenture and advances for the year ended December 31, 1996. In connection with its investment, the Company guaranteed the indebtedness of Lavelle under a $900,000 equipment facility for which the Company charged a $37,500 fee in 1996. The Company's debenture was subordinate to the equipment facility indebtedness. In addition, the Company pledged a $100,000 security interest in favor of the equipment facility lender. As of December 31, 1996, the Company had a receivable of $524,356 from Lavelle for advances and accrued interest.

 Because of the Company's guarantee and pledge relating to Lavelle's equipment facility, any loss of Lavelle would have been recognized by the Company in its statement of operations and recorded as a reduction in the carrying amount of its investment. Lavelle reported net income of approximately $125,000 for the period from the date of the Company's investment through December 31, 1996.

 In January 1997, the Company acquired all of the outstanding Common stock of Lavelle in exchange for 44,537 shares of the Company's Common stock and forgiveness of certain receivables due from Lavelle. The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired and liabilities assumed was $2,550,434 and $2,531,410, respectively.

 3. Pro Forma Information
    ---------------------

 The following unaudited pro forma information is presented for the acquisition of Centennial, Wickersham and Lavelle as if the acquisition had occurred on January 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                                                  December 31,
                                                                      1996
                                                                  ------------

   Net sales                                                       $47,282,000

   Net (loss) available to common stockholders                     $   (78,000)

   Pro forma (loss) per share available to common stockholders     $   (  0.04)

   Shares used in computing pro forma loss per share                 1,971,137

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996



NOTE E - ACCOUNTS RECEIVABLE
                                                         January 3,    December 31,
                                                            1998           1996
                                                        ------------   -------------

   Trade receivables                                     $8,877,277      $7,699,041
   Retainage receivables                                    361,124         316,822
   Allowance for doubtful accounts                         (288,353)       (207,079)
                                                         ----------      ----------
                                                          8,950,048       7,808,784
   Less retainage receivables due in over one year          153,021         153,021
                                                         ----------      ----------

                                                         $8,797,027      $7,655,763
                                                         ==========      ==========

 Polychem sells clarifier components to general contractors for use in building and maintaining wastewater treatment facilities operated by government municipalities. Sales of these components under contracts generally require retainage provisions which become due upon completion of the entire contract. Retainage receivables expected to be collected after one year are included in other assets in the accompanying consolidated balance sheets.

NOTE F - INVENTORIES
                           January 3,    December 31,
                             1998           1996
                          -----------   ------------

   Raw materials           $1,599,996     $1,246,482
   Work-in-process          2,362,413      1,189,328
   Finished goods           1,678,862      1,565,197
                           ----------     ----------

                           $5,641,271     $4,001,007
                           ==========     ==========

 Had the FIFO method of valuing all inventories of Princeton and Polychem been used, the value of inventories would not have been significantly different as of January 3, 1998 and December 31, 1996.

NOTE G - PROPERTY, PLANT AND EQUIPMENT
                                         Estimated         January 3,    December 31,
                                        useful lives         1998           1996
                                      ----------------    -----------   ------------

 Land                                      -                $352,135     $  368,916
 Buildings and improvements......      10  -  15 years     2,898,881      2,142,863
 Machinery and equipment.........       3  -   7 years     6,673,136      5,141,739
                                                          -----------   ------------
                                                           9,924,152      7,653,518
 Less accumulated depreciation                             1,824,005        629,125
                                                          -----------   ------------
                                                           $8,100,147     $7,024,393
                                                          ===========   ============

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE G - PROPERTY, PLANT AND EQUIPMENT - Continued

 Machinery and equipment as of January 3, 1998 and December 31, 1996 includes $4,017,872 and $3,484,800, respectively, of equipment under capital leases, with accumulated depreciation of $732,104 and $205,509, respectively.

NOTE H - GOODWILL AND OTHER ASSETS
                                                                    January 3,    December 31,
                                                                       1998           1996
                                                                    -----------   ------------

   Goodwill, net                                                     $7,036,605     $6,042,889
   Covenant not to compete, net                                         439,583        489,583
   Retainage receivables due in over one year                           153,021        153,021
   Deferred financing, net                                              225,956        138,253
   Cash surrender value of officers' life insurance                           -         92,496
   Other                                                                384,355        108,247
                                                                     ----------     ----------
                                                                     $8,239,520     $7,024,489
                                                                     ==========     ==========

NOTE I - LONG-TERM DEBT
                                                                     January 3,     December 31,
                                                                        1998           1996
                                                                     ----------     ------------

 Princeton term note payable to bank, secured by all of its
   assets, due in monthly installments of $8,333, plus
   interest at the bank's prime rate plus 3.75% (12.25% at
   January 3, 1998), repaid February 1998                            $   58,338     $  158,341

 Polychem term note payable to the Budd Company, interest
   at 8%, principal payable in quarterly installments of
   $81,305 commencing March 1998, through March 2003                  1,626,093      1,626,093

 Polychem note payable to bank, interest at the bank's prime rate plus 1.5% (10% at January 3, 1998), payable
   in 18 monthly installments of $21,155 and 41 monthly
   installments of $29,617 plus interest, with a final payment
   in March 2000                                                        951,963      1,307,364

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996



NOTE I - LONG-TERM DEBT - Continued
                                                                              January 3,   December 31,
                                                                                 1998          1996
                                                                              ----------   ------------

 Centennial notes payable to individuals, interest at 12.5%,
   repaid on February 1, 1997                                                 $        -     $  105,000

 Centennial term note payable to seller, interest at 8%, due in 36 monthly installments of principal and interest of
   $8,333, through November 1999                                                 191,312        251,235

 Centennial term note payable to a vendor, interest at 8%, due in 24 semimonthly payments of principal and interest of
   $4,523, beginning January 10, 1997                                                  -        104,000

 Ivy note payable to a bank, secured by certain property, interest at
   7.2%, due in monthly installments of principal and interest
   of $5,909 through March 2017                                                  735,206        750,000

 Ivy note payable to a bank, secured by certain property, interest at the bank's prime rate plus 2% (10.5% at January 3, 1998), due in monthly installments of principal and interest of $10,757,
   through April 2017                                                          1,065,075      1,054,750

 Ivy term note payable to a bank, secured by certain property, interest at 9.4%, due in monthly installments of principal and interest
   of $2,777, through December 2016                                              295,934        300,000

 Ivy term note payable to a bank, secured by certain property, interest at 10.1%, due in monthly installments of principal and interest of
   $5,856, through July 2002                                                     258,052              -

 Ivy automobile notes payable, secured by the automobiles, interest at 9% and 10%, due in monthly installments of principal and
   interest of $568 each, maturing June 2001 and May 2002                         43,869              -

 Ivy term note payable to a finance company, secured by substantially all of its assets, due in 35 monthly installments of $7,500 with a final installment of $187,500, plus interest at the bank's prime rate
   plus 4.5% (13% at January 3, 1998)                                            360,000        450,000

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE I - LONG-TERM DEBT - Continued
                                                                          January 3,    December 31,
                                                                            1998           1996
                                                                          ----------    ------------
  Wickersham term note payable to bank, due in monthly installments of $6,000 principal and interest at the bank's prime rate plus
    1.75% (10.25% at January 3, 1998), secured by the assets and
    certain real estate of the Company                                    $  164,935     $        -

  Wickersham debt payable to an equipment supplier, due in monthly
    installments of $1,835 principal, secured by equipment                    52,495              -

  Wickersham debt payable to financing company, due in monthly
    installments of $1,083 principal, unsecured                               14,785              -

  Eastwind subordinated note payable to an investor                          357,052        310,752
                                                                          ----------     ----------
                                                                           6,175,109      6,417,535
  Less current portion                                                     1,238,069        880,012
                                                                          ----------     ----------

                                                                          $4,937,040     $5,537,523
                                                                          ==========     ==========

 Interest expense of $728,570 and $312,624 on the term notes was charged to operations for the years ended January 3, 1998 and December 31, 1996, respectively.

 1. Princeton
    ---------

 Princeton has a $1,000,000 demand line of credit with a bank through June 30, 1998, subject to renewal. Borrowings under the line of credit bear interest at the bank's prime plus 3.75% (12.25% at January 3, 1998) and are limited to 80% of eligible accounts receivable plus the lesser of 50% of paper stock inventory or $350,000. Outstanding borrowings were $270,024 and $343,812 as of January 3, 1998 and December 31, 1996, respectively. Interest expense of $70,728 and $64,888 was charged to operations for the years ended January 3, 1998 and December 31, 1996, respectively. The line is collateralized by substantially all of Princeton's assets. The line of credit and term loan were repaid in February 1998 (NOTE R).

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE I - LONG-TERM DEBT - Continued

 2. Polychem
    --------

 Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year, $9,000,000 revolving line of credit and term note. Borrowings under the revolver bear interest at the bank's prime rate plus 1.5% (10% at January 3, 1998) and are limited to 75% of eligible accounts receivable plus the lesser of 55% of eligible inventory or $1,000,000 less 55% of then undrawn amounts of outstanding letters of credit for inventory purchases. Outstanding borrowings were $1,492,511 and $310,139 as of January 3, 1998 and December 31, 1996, respectively. As of January 3, 1998, there was $7,507,489 available under the line. Interest expense of $139,190 and $91,155 was charged to operations for the years ended January 3, 1998 and December 31, 1996, respectively. The line is collateralized by substantially all of Polychem's assets, except for the land and building, and a $2,500,000 limited guarantee by the Company. In addition, the financing agreement requires that Polychem maintain adjusted working capital of at least $2,200,000 and maximum adjusted net deficit of $500,000, and places restrictions on the payment of dividends to the Company and investment in, loans or advances directly to any other subsidiary other than expenditures, among other items.

 3. Centennial
    ----------

 Centennial has a $2,500,000 line of credit with a bank expiring on June 30, 1998. Borrowings under the line bear interest at the bank's prime rate plus 1.25% (9.75% at January 3, 1998) and are limited to 80% of eligible accounts receivable as defined. Outstanding borrowings were $2,499,207 and $2,223,205 at January 3, 1998 and December 31, 1996, respectively. Interest expense of $236,552 and $43,793 was charged to operations for the year ended January 3, 1998 and the period from acquisition (October 17, 1996) through December 31, 1996, respectively. The line of credit is collateralized by substantially all of Centennial's assets and the unlimited guarantee of the Company. In addition, the arrangement requires that Centennial maintain total net worth of at least $3,350,000. It also places restrictions on transactions with Eastwind, including management fees.

 4. Ivy
    ---

 Ivy has a $1,500,000 line of credit with a finance company through January 1, 2000. Borrowings under the line of credit bear interest at the bank's prime rate plus 3.5% (12% at January 3, 1998) and are limited to 85% of eligible accounts receivable plus the lesser of 50% of raw materials and finished goods inventory or $750,000. Outstanding borrowings were $1,108,631 and $749,209 as of January 3, 1998 and December 31, 1996, respectively. Interest expense of $128,780 was charged to operations for the year ended January 3, 1998. The line is collateralized by substantially all of Ivy's assets and the guarantee of Eastwind. An annual commitment fee of $15,000, a monthly collateral monitoring fee of $1,500 and a monthly minimum income fee of $6,000 are required under the line. The arrangement requires that the Company maintain a minimum tangible net worth of $200,000, working capital of $500,000, a debt service coverage ratio of at least 1.25 to 1.00 and net income of at least $100,000 for each fiscal year. It also places restrictions on the amount of capital expenditures, transactions with Eastwind and officer compensation.

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE I - LONG-TERM DEBT - Continued

 In connection with the acquisition of Ivy, Ivy obtained a $1,804,750 bridge note which was originally due on March 31, 1997. During 1997, Ivy replaced the bridge note with $750,000 and $1,054,750 of term notes. The Company sold all of the outstanding Common stock of Ivy in February 1998 (NOTE R).

 5. Wickersham
    ----------

 Wickersham has a $1,000,000 demand line of credit with a finance company. Wickersham pledges accounts receivable to the lender and receives 80% of their face value. Customers are instructed to make payments directly to the lender. The lender sets up a reserve account for the 20% portion of the receivable that was not funded at the time of purchase. The lender charges the reserve account for interest and fees, and remits the balance to Wickersham on a weekly basis. Interest is charged at the bank's prime rate plus 2% (10.5% at January 3, 1998). Outstanding borrowings were $668,203 at January 3, 1998. Interest expense of $112,362 was charged to operations for the year ended January 3, 1998. The line is collateralized by accounts receivable and inventory (NOTE
 R).

 6. Eastwind Subordinated Note Payable
    ----------------------------------

 In June 1996, the Company sold to an investor a five-year, $500,000 subordinated note which bears interest at 12%. The note is payable in three equal installments due June 30, 1999, 2000 and 2001. The Company can repay the note in whole or in part at any time. In addition the investor received a warrant to purchase 80,000 shares of the Company's Common stock at $6.00 per share exercisable for a seven-year period. The warrant was valued at $211,200 for financial reporting purposes and was recorded as a debt discount, which is being amortized over the term of the debenture. Interest expense of $46,300 and $54,452 was recorded for the years ended January 3, 1998 and December 31, 1996, respectively. The effective interest rate on the subordinated debenture is 14.8%.

 Future maturities of debt as of January 3, 1998 are as follows:

   1998                            $1,049,412
   1999                               951,792
   2000                               741,534
   2001                               491,925
   2002                               325,258
                                   ----------
                                    3,559,921
   Less unamortized interest          142,948
                                   ----------
                                    3,416,973
   Add Ivy debt (NOTE R)            2,758,136
                                   ----------

                                  $ 6,175,104
                                   ==========

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE J - CAPITALIZED LEASE OBLIGATIONS

 The Company leases certain equipment under capital leases. The weighted average interest rate was 14.2% and 11.2% for the years ended January 3, 1998 and December 31, 1996, respectively. Interest expense of $352,584 and $108,465 on the capitalized lease obligations was charged to operations for the years ended January 3, 1998 and December 31, 1996, respectively. Future minimum lease payments as of January 3, 1998 are as follows:

   1998                                               $1,096,588
   1999                                                1,044,980
   2000                                                  254,208
   2001                                                  195,222
   2002                                                  193,375
                                                      ----------

 Total minimum lease payments                          2,784,373
 Less amounts representing interest                      459,451
                                                      ----------

 Present value of future minimum lease payments        2,324,922
 Less current portion                                    997,516
 Add Ivy capital lease obligations (NOTE R)               92,385
                                                      ----------
                                                     $ 1,419,791
                                                      ==========

NOTE K - EMPLOYEE BENEFIT PLANS

 1. Defined Contribution Plans
    --------------------------

 Management and nonunion employees of Polychem participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation, and Polychem matches 50% of the first 4% of compensation contributed by the employee. Contributions to the plan for the years ended January 3, 1998 and December 31, 1996 were $30,270 and $30,708, respectively. Participants vest in Polychem's contributions pro rata over two to five years. At the direction of the Board of Directors, Polychem may elect to contribute a maximum of 9% of each employee's compensation in addition to the regular match, if sufficient profits are generated. Discretionary contributions were $93,964 and $97,920 for the years ended January 3, 1998 and December 31, 1996, respectively.

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

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE K - EMPLOYEE BENEFIT PLANS - Continued

 All employees of Wickersham that meet minimum eligibility requirements, as defined, may participate in a qualified 401(k) plan. Participants can contribute a portion of their pretax compensation to the plan. Wickersham may make contributions to the plan at its discretion. For the year ended January 3, 1998, Wickersham did not make a discretionary contribution; however, Wickersham provided a matching contribution on certain employee contributions to the plan. The amounts of matching contributions for the years ended January 3, 1998 and December 31, 1996 were $9,694 and $12,466, respectively.

 All employees of Centennial who meet eligibility requirements, as defined, may participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation to the plan, and Centennial matches, on a discretionary basis, up to 25% of the first 6% of compensation contributed by the employee. Contributions to the plan for the year ended January 3, 1998 and the period from acquisition (October 17, 1996) to December 31, 1996 were $-0-and $10,571, respectively. Participants vest in Centennial's contributions over six years.

 2. Defined Benefit Plans
    ---------------------

 In accordance with the terms of the Polychem acquisition agreement, the pension plan for hourly union employees was amended to name Polychem as the plan sponsor. Polychem assumed all assets, liabilities and future obligations of the plan. The pension benefits are based on years of service and the benefit rate in effect at the date of retirement. The plan was fully funded by the Budd Company as of the acquisition date based on actuarial assumptions defined in the acquisition agreement. As of the acquisition date, the plan's assets and liabilities were remeasured in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 87, Employer's Accounting for Pensions, which resulted in the recognition of an assumed pension liability of $157,370.

 The plan's funded status was as follows:

                                                               January 3,            December 31,
                                                                   1998                   1996
                                                            -------------------   --------------------
    Actuarial present value of
      Vested benefit obligation                                     $2,213,711             $2,223,820
      Nonvested benefit obligation                                           -                    895
                                                                    ----------             ----------

 Accumulated benefit obligation                                      2,213,711              2,224,715
 Fair market value of plan assets                                    2,157,972              1,907,801
                                                                    ----------             ----------

 Projected benefit obligation in excess of plan assets                  55,739                316,914
 Unrecognized net gain (loss)                                          221,635               (128,332)
 Unrecognized prior service cost                                       (61,393)                     -
                                                                    ----------             ----------
 Accrued pension cost                                               $  215,981             $  188,582
                                                                    ==========             ==========

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE K - EMPLOYEE BENEFIT PLANS - Continued

 A discount rate of 7.0% and 7.5% and an expected long-term rate of return on plan assets of 9.0% and 8.5% were used in determining the actuarial present value of the obligations as of January 3, 1998 and December 31, 1996, respectively. The pension plan assets held as of January 3, 1998 and December 31, 1996 consist of amounts invested in fixed-income money market funds.

 The net periodic pension cost includes the following components:

                                                      January 3,    December 31,
                                                        1998           1996
                                                     -----------   -------------

 Service cost benefits earned during the period...    $  28,445       $  25,639
 Interest cost on projected benefit obligation....      155,221         152,192
 Return on assets.................................     (470,163)       (208,168)
 Net amortization and deferrals...................      313,896          55,949
                                                      ---------       ---------
                                                      $  27,399       $  25,612
                                                      =========       =========

 3. Postretirement Life Insurance Benefits
    --------------------------------------

 Polychem provides postretirement life insurance benefits to all union employees. The life insurance plan provides coverage ranging from $3,000 to $6,000 for qualifying retired employees. A discount rate of 7% was used in determining the actuarial present value of the obligations as of January 3, 1998 and December 31, 1996. The unfunded accumulated postretirement benefit obligation as of January 3, 1998 and December 31, 1996 was $25,782 and $29,928, respectively, and the net periodic postretirement benefit cost for the years ended January 3, 1998 and December 31, 1996 was immaterial.

NOTE L - INCOME TAXES

  The components of income taxes are as follows:

                                                         January 3,  December 31,
                                                           1998          1996
                                                         ---------     --------
 Current
   Federal                                               $ (10,811)    $ 38,834
   State                                                    10,070      182,299
                                                         ---------     --------
                                                              (741)     221,133
                                                         ---------     --------
 Deferred
   Federal                                                (811,000)     146,108
   State                                                         -      (25,486)
                                                         ---------     --------
                                                          (811,000)     120,622
Decrease in valuation allowance                                  -      (79,828)
                                                         ---------     --------
                                                         $(811,741)    $261,927
                                                         =========     ========

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE L - INCOME TAXES - Continued

 The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                             January 3,    December 31,
                                                                1998           1996
                                                            ------------  --------------

 Statutory tax (benefit) provision........................       (34.0)%           34.0%
 State income tax provision, net of federal tax benefit...          0.2            17.9
 Increase (decrease) in valuation allowance...............         11.4           (13.8)
 Other....................................................          5.9             7.2
                                                                 ------           -----
                                                                  (16.5)%          45.3%
                                                                 ======           ======

 Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

 The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                  January 3,    December 31,
                                                     1998           1996
                                                  -----------   -------------
 Deferred tax assets
   Accruals and reserves                           $ 288,935       $ 169,748
   Inventory                                          19,301               -
   Net operating loss carryforwards                  979,492               -
   Valuation allowance on deferred tax asset        (414,289)              -
   Other                                              20,183          50,726
                                                   ---------       ---------
                                                     893,622         220,474
                                                   ---------       ---------

 Deferred tax liabilities
   Property, plant and equipment                    (563,622)       (523,709)
   Inventory                                               -        (177,765)
                                                   ---------       ---------
                                                    (563,622)       (701,474)
                                                   ---------       ---------
                                                 $   330,000     $  (481,000)
                                                   ==========      ==========

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE M - EQUITY TRANSACTIONS

 In May 1996, the Company issued 1,000 shares of its newly designated Series A preferred stock (the Series A Preferred Stock) to a third-party investor for gross proceeds of $1,000,000. The Series A Preferred Stock has a stated value of $1,000 per share and pays quarterly dividends at 9% per year until May 9, 1999, 15% per year thereafter until May 9, 2002, and 18% per year thereafter. The Company may redeem the Series A Preferred Stock at any time on 30 days' prior notice at the stated value per share plus accrued and unpaid dividends thereon to the date of redemption. The holders of the Series A Preferred Stock are entitled to payment of the stated value plus accrued and unpaid dividends thereon, prior to payment in respect of any class of capital stock of the Company, in the event of a liquidation or dissolution of the Company. The Series A Preferred Stock is not entitled to any voting rights. In connection with the issuance of the Series A Preferred Stock, the Company issued 220,000 Common stock purchase warrants which are exercisable at $6.00 per share until they expire on May 10, 2003. The warrants were valued at $521,400 for financial reporting purposes and were recorded as warrants outstanding.

 In June 1996, the Company sold to a third-party investor 200,000 Common stock units (the Units), with each Unit consisting of one share of Common stock and 1-1/4 Common stock purchase warrants, for $1,200,000. Each warrant is exercisable at $3.00 per share for a three-year period commencing December 14, 1996. All 200,000 Units were issued on the effective date of the Company's most recent registration statement, which was July 25, 1996. The warrants were valued at $402,500 for financial reporting purposes and were recorded as warrants outstanding. In November 1996, in connection with the sale of the Units, the Company issued warrants to investment bankers to purchase 22,500 shares of Common stock at an exercise price of $6.00. These warrants expire in November 1999.

 In October 1996, in connection with the acquisition of Centennial (NOTE D), the Company issued warrants to investment bankers to purchase an aggregate of 130,000 shares of Common stock at exercise prices ranging from $6.00 to $9.00. These warrants expire between three and seven years from the date of issuance.

 In December 1996, the Company purchased 35,000 shares of its Common stock for treasury at a price of approximately $5.50 per share.

 During 1996, warrants were exercised at prices ranging from $3.50 to $6.00. The net proceeds from the exercise of these warrants was $1,781,000.

 In 1997, in conjunction with the issuance of shares of Common stock, the Company issued Common stock purchase warrants to acquire 700,000 shares of the Company's Common stock at exercise prices ranging from $3.00 to $5.00.

 At January 3, 1998, the Company has reserved 1,002,500 shares of Common stock for issuance upon exercise of outstanding warrants at prices ranging from $1.50 to $6.63, which includes warrants held by officers/stockholders to purchase 385,000 shares of Common stock at an exercise price of $4.00.

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE N - STOCK PLANS

 The Company has two stock plans that provide for the granting of both incentive and nonqualified stock options and stock appreciation rights (SARs) to officers, employees, consultants and nonemployee directors. Under the plans, 2,000,000 shares of Common stock have been reserved for issuance and are available for future grants. The number of options/SARs and exercise price/base price, respectively, are determined by the Board of Directors in accordance with the terms of the plans. Information with respect to the options under the plans is as follows:

                                 Stock Option Incentive Plan    Non-Employee Director Plan
                                 ----------------------------   --------------------------
                                                  Weighted                     Weighted
                                  Number of       average       Number of      average
                                   shares      exercise price    shares     exercise price
                                 -----------   --------------   ---------   --------------

 Balance, December 31, 1995...      300,000             $6.00     120,000            $7.50

 Grants.......................      280,000              4.57      40,000             9.06
                                   --------             -----     -------            -----

 Balance, December 31, 1996...      580,000              5.31     160,000             7.89
------------------------------     --------             -----     -------            -----

 Grants                              10,000              6.75           -                -

 Forfeitures..................     (162,500)             5.31                            -
                                   --------             -----     -------            -----

 Balance, January 3, 1998.....      427,500             $5.32     160,000            $7.89
                                   ========             =====     =======            =====

 These options vest ratably over three years. As of January 3, 1998, 326,655 options were exercisable and 1,412,500 were available for future grant. As of January 3, 1998, no SARs had been granted.

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE N - STOCK PLANS - Continued

 The Company accounts for its stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for stock options issued to employees. The disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, were adopted by the Company in 1996. Had compensation cost for the Company's Common stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's pro forma net (loss) income available to common stockholders and (loss) earnings per share available to common stockholders would have been as follows:

                                                                    January 3,    December 31,
                                                                       1998           1996
                                                                   ------------   -------------
   Net (loss) income available to common stockholders
     As reported                                                   $(4,543,404)      $ 216,363
     Pro forma                                                      (5,377,054)       (407,023)

   (Loss) earnings per share available to common stockholders
     As reported                                                         (1.60)           0.11
     Pro forma                                                           (1.89)          (0.21)

 The weighted average fair value of each stock option granted during the years ended January 3, 1998 and December 31, 1996 was $4.22 and $3.19, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                January 3,    December 31,
                                   1998           1996
                                -----------   -------------

   Risk-free interest rate             6.7%            6.3%
   Expected dividend yield               -               -
   Expected life                    6 years         6 years
   Expected volatility                  60%             60%

 The weighted average remaining contractual life of stock options outstanding as of January 3, 1998 is 8.3 years.

 The Company has issued a stock option to purchase a 10% interest in Ivy to the president of that subsidiary. The option vests only upon an initial public offering or change in control, as defined, of Ivy (NOTE R).

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE O - COMMITMENTS AND CONTINGENCIES

 1. Operating Leases
    ----------------

 The Company leases certain facilities and equipment under noncancellable operating leases that expire through June 2002. Rent expense of $1,483,295 and $491,844 has been charged to operations for the years ended January 3, 1998 and December 31, 1996, respectively. Minimum future rental payments under leases as of January 3, 1998 are as follows:

   1998    $   531,199
   1999        509,569
   2000        416,071
   2001        317,500
   2002        158,750
             ---------
           $ 1,933,089
            ==========


 2. Employment Agreements
    ---------------------

 In 1995, the Company entered into a five-year employment agreement with an executive officer/stockholder. This agreement provides for aggregate base compensation of $250,000 per year plus scheduled increases in base compensation of $25,000 for every $1,000,000 increase in pretax income above $1,500,000.
 The base compensation is also subject to increases upon the Company acquiring a third operating company. The officer/stockholder is entitled to incentive compensation equal to 3% of pretax income if his respective stock ownership is reduced to 10% or less. No additional compensation was earned during the fiscal years ended January 3, 1998 and December 31, 1996. The employment agreement also provides for certain payments upon termination of employment and change in control of the Company.

 By agreement dated June 20, 1997 and effective July 1, 1997, the former President of the Company resigned from his office and from his position as a member of the Executive Committee of the Board of Directors. He remained a Director of the Company until his resignation in December 1997. The agreement provides for equal monthly payments in satisfaction of his employment contract plus a lump-sum contingent payment. That portion that was fixed and determinable ($500,000) has been recorded in the accompanying financial statements as a charge to income at its present value.

 In January 1997, the Company entered into an employment agreement with another executive. Such agreement provides for a base salary of $150,000 per year, together with discretionary bonuses, if any, to be declared by the Board of Directors. The agreement also provides for certain benefits, including vacation, health and medical insurance, car allowance and stock option plan participation, if such are implemented for comparable employees by the Board of Directors. The agreement contains covenants regarding confidentiality of proprietary information of the Company and a restrictive covenant in favor of the Company. The agreement is for a term of one year, and thereafter is annually renewable for successive one year periods, although either party may terminate the agreement upon six months written notice to the other and the Company may discharge the employee at any time with or without cause. If the employee is terminated without cause, the Company shall pay to the employee a severance allowance equal to six months base compensation.

 The Company entered into a one-year employment agreement with another executive officer. This agreement provides for a base compensation of $84,000 per year plus benefits, which was subsequently increased to $108,000.

                                  (Continued)

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE O - COMMITMENTS AND CONTINGENCIES - Continued

 3. Litigation
    ----------

 In connection with the acquisition of Centennial, the Company issued Series B Redeemable Preferred Voting stock, agreed to pay the former owner $100,000 per year over three years, and guaranteed the aggregate sales price of the 182,232 shares of the Company's Common stock to be $7.00 per share.

 The Series B Redeemable Preferred Voting stock issued has stated value of $100 per share, and the holder is entitled to received cash dividends at 6% per year. Additionally, the holder may require the Company to redeem for cash up to 1,800 shares during each three-month period beginning on April 1, 1997, at a price equal to the stated value plus accrued dividends. Accrued dividends at January 3, 1998 and December 31, 1996 were $60,750 and $6,750, respectively.

 In March 1997, the Company instituted a demand for arbitration against the former owner of Centennial pursuant to the indemnification provisions of the stock purchase agreement. Prior to the formal arbitration proceedings, the Company received an offer of settlement from the former owner, which would relieve the Company of:

    . the remainder of the $100,000 per year payments ($191,312 at January 3, 1998);
    . any obligation relating to the Series B Preferred Voting Stock, including all accrued dividends; and
    . any responsibility for market price support on the Company's Common stock.

 The Company also agreed to issue 45,000 additional shares of its Common stock to the former owner.

 While there has been an agreement in principle, the settlement agreement has not been executed.

 The Company is involved in certain legal actions and claims arising out of the ordinary course of business. Management believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

NOTE P - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid for interest was $1,715,458 and $706,901 for the years ended January 3, 1998 and December 31, 1996, respectively.

 The Company paid income taxes of $-0- and $337,564 for the years ended January 3, 1998 and December 31, 1996, respectively.

 The Company entered into $85,685 and $453,189 of capital lease obligations for computer equipment and various furniture and fixtures for the years ended January 3, 1998 and December 31, 1996, respectively.

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE Q - INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

 The Company continues operations in three business segments through its subsidiaries: Polychem, Team Graphics and Lavelle. Net sales, operating income
 (loss), identifiable assets, capital expenditures, and depreciation and amortization for continuing operations are presented below:

                                                            Year Ended January 3, 1998
                                      --------------------------------------------------------------------------
                                                                                   Corporate and
                                       Polychem     TEAM Graphics      Lavelle      eliminations       Total
                                      -----------   --------------   -----------   --------------   ------------

   Net sales                          $12,130,000     $26,631,000     $4,680,000     $         -    $43,441,000
   Operating income (loss)              1,046,000      (2,169,000)       604,000      (3,354,000)    (3,874,000)
   Identifiable assets                  7,311,000      16,442,000      3,059,000         169,000     26,981,000
   Capital expenditures                         -         294,000         96,000          13,000        402,000
   Depreciation and amortization          233,000       1,241,000        186,000          34,000      1,694,000

                                                             Year Ended December 31, 1996
                                      --------------------------------------------------------------------------
                                                                                   Corporate and
                                      Polychem      Printing         Ivy           eliminations     Total
                                      -----------   -------------    -----------   -------------    -----------

   Net sales                          $14,860,000     $ 8,773,000     $        -     $         -    $23,633,000
   Operating income (loss)              1,734,000         (20,000)             -        (670,000)     1,044,000
   Identifiable assets                  7,377,000      15,156,000      3,952,000       1,973,000     28,458,000
   Capital expenditures                     3,000          26,000              -          21,000         50,000
   Depreciation and amortization          204,000         273,000              -          28,000        505,000

 For the fiscal year ended January 3, 1998, Polychem's sales to foreign customers were approximately $2,722,000, or 6% of consolidated net sales, and consist of sales to customers in Asia (1%), Europe (3%) and North America (2%).

 For the year ended December 31, 1996, Polychem's sales to foreign customers were approximately $5,325,000, or 23% of consolidated net sales, and consist of sales to customers in Asia (13%), Europe (7%) and North America (3%). Receivables from these customers were approximately $1,353,000 as of December 31, 1996.

                   The Eastwind Group, Inc. and Subsidiaries

                     January 3, 1998 and December 31, 1996


NOTE R - SUBSEQUENT EVENTS

 On January 26, 1998, Lavelle purchased the building they were occupying for $1,670,670. Lavelle financed the building through mortgages totalling $1,652,000.

 The stock subscription receivable of $250,000 recorded at January 3, 1998 was paid in February 1998.

 On February 23, 1998, the Company sold all of the outstanding Common stock of Ivy for $1,152,250. The Company received $755,000 in cash and $397,250 in the form of a promissory note due in 36 monthly principal installments of $11,635 plus interest of 8.5%. The consolidated balance sheet at January 3, 1998 contains the net assets of Ivy in the amount of $324,128 consisting of the following:

   Current assets              $  557,386
   Noncurrent assets            4,389,251
   Current liabilities          1,995,717
   Noncurrent liabilities       2,650,323
   Stockholders' equity           300,597

 Ivy revenues were $6,343,000 for the fiscal year ended January 3, 1998.

 Due to continuing operating losses, the Company decided to close down the operations of Premier Book Press, effective April 13, 1998. As of January 3, 1998, the Company has written off net goodwill related to the Wickersham and Princeton acquisitions, and recorded valuation allowances on certain assets.

                                  SIGNATURES

In accordance with Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of April, 1998.

                                          THE EASTWIND GROUP, INC.

                                     By:  /s/ Paul A. DeJuliis
                                          --------------------------------------
                                          Paul A. DeJuliis
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in their capacities and on the dates indicated.

SIGNATURE                      TITLE                         DATE
---------                      -----                         ----
/s/ Paul A. DeJuliis
----------------------------
Paul A. DeJuliis               Chairman of the Board and     April 20, 1998
                               Chief Executive Officer

/s/ Anthony J. Mendicino
----------------------------
Anthony J. Mendicino           President and
                               Chief Operating Officer
                               and Director                  April 20, 1998

/s/ William B. Miller
----------------------------
William B. Miller              Senior Vice President         April 20, 1998
                               and Chief Financial Officer
                               and Director

/s/ Bruce P. Murray
----------------------------
Bruce P. Murray                Director                      April 20, 1998


/s/ Andrew Panzo
----------------------------
Andrew Panzo                   Director                      April 20, 1998


/s/ Edward F. Sager
----------------------------
Edward F. Sager                Director                      April 20, 1998