Form 10QSB
period 1998-04-04
EASTWIND GROUP INC
filed 1998-05-26
CIK 867408

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 4, 1998
                               ----------------

                                OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______________ to _________________

Commission File Number:  0-27638
                       --------------

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

           Yes  X                          No
              ----                            ----

           Yes  X                          No
              ----                            ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                    4,071,019 shares
---------------------------------       ---------------------------------------
     (Class)                               (Outstanding at May 15, 1998)

Transitional Small Business Disclosure format (check one)

           Yes                              No   X
               -----                           -----

                           THE EASTWIND GROUP, INC.

                                                             Page Number
                                                             ___________
PART I.
-------

Item 1. - Financial Statements (unaudited)

Consolidated Balance Sheets as of
     April 4, 1998 and January 3, 1998                             4

Consolidated Statements of Operations for the
     Quarters ended April 4, 1998 and March 29, 1997               5

Consolidated Statements of Cash Flows for the
     Quarters ended April 4, 1998 and March 29, 1997               6

Notes to Consolidated Financial Statements                         7

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition            18

PART II.
--------

Item 1 - Legal Proceedings                                        24

Item 2 - Changes in Securities                                    24

Item 6 - Exhibits and Reports on Form 8-K                         24



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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at April 4, 1998 and January 3, 1998, and the results of operations and cash flows for the quarters ended April 4, 1998 and March 29, 1997, have been made. The results of operations for the quarter ended April 4, 1998 are not necessarily indicative of the results for the year ending January 2, 1999. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB which was filed for the year ended January 3, 1998.



                                       (3)

                            The Eastwind Group, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)




                                                                           April 4,           January 3,
                                      ASSETS                                1998                1998
                                                                        --------------      --------------
Current assets:
 Cash and cash equivalents                                              $     606,252       $      64,970
 Accounts receivable, net                                                   7,236,732           8,797,027
 Stock subscription receivable                                                 -                  250,000
 Recoverable income taxes                                                     240,065             240,065
 Inventories                                                                3,022,419           5,641,271
 Prepaid expenses                                                             148,495             224,515
 Prepaid income taxes                                                          35,846              25,977
                                                                        --------------      --------------
       Total current assets                                                11,289,809          15,243,825

Property, plant and equipment, net                                          7,861,590           8,100,147
Deferred income taxes                                                          -                  330,000
Goodwill and other assets                                                   7,034,486           8,239,520
                                                                        --------------      --------------
                                                                        $  26,185,885       $  31,913,492
                                                                        ==============      ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit                                                        $   5,302,019       $   6,038,576
 Current portion of long-term debt                                            970,009           1,238,069
 Current portion of capitalized lease obligations                             876,368             997,516
 Loans payable to officers                                                    150,000             150,000
 Accounts payable                                                           4,577,467           6,394,011
 Accrued expenses                                                           2,825,354           3,555,073
 Other current liabilities                                                    228,865             254,772
                                                                        --------------      --------------
       Total current liabilities                                           14,930,082          18,628,017
                                                                        --------------      --------------
Long-term debt                                                              3,749,476           4,937,040
                                                                        --------------      --------------
Capitalized lease obligations                                               1,241,102           1,419,791
                                                                        --------------      --------------
Other liabilities                                                             741,772             780,555
                                                                        --------------      --------------
Minority interest in consolidated subsidiary                                   -                   23,531
                                                                        --------------      --------------
Redeemable Series B Preferred Stock                                            -                  900,000
                                                                        --------------      --------------
Stockholders' equity:
 Series A Preferred stock, $.10 par value, 3,000,000 shares
  authorized; 1,000 issued and outstanding at April 4, 1998
  and January 3, 1998, respectively                                               100                 100
 Common stock, $.10 par value, 7,000,000 shares authorized,
  3,725,019 and 3,525,019 issued and outstanding at April 4, 1998
     and January 3, 1998, respectively                                        372,502             352,502
 Warrants outstanding                                                         914,797           1,009,797
 Additional paid-in capital                                                 9,689,614           9,314,614
 Accumulated deficit                                                       (4,611,560)         (4,690,455)
                                                                        --------------      --------------
                                                                            6,365,453           5,986,558
      Notes receivable from sale of stock                                    (842,000)           (762,000)
                                                                        --------------      --------------
       Total stockholders' equity                                           5,523,453           5,224,558
                                                                        --------------      --------------
                                                                        $  26,185,885       $  31,913,492
                                                                        ==============      ==============


    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended January 3, 1998 are an integral part of these financial statements.



                                      (4)

                            The Eastwind Group, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                                    Quarter Ended
                                                                              April 4,       March 29,
                                                                               1998            1997
                                                                          --------------  ---------------
Net sales                                                                 $   9,490,554   $   11,971,621

Cost of goods sold                                                            7,802,730        9,282,110
                                                                          --------------  ---------------

    Gross profit                                                              1,687,824        2,689,511

Selling, general and administrative expenses                                  1,922,624        2,190,332
                                                                          --------------  ---------------
                                                                              1,922,624        2,190,332
                                                                          --------------  ---------------

    Operating income (loss)                                                    (234,800)         499,179

Interest expense, net                                                           383,656          358,692
                                                                          --------------  ---------------

    Income before income taxes and
     minority interest                                                         (618,456)         140,487

Income taxes (benefit)                                                          (45,999)          44,200
                                                                          --------------  ---------------
    Income (loss) from continuing operations                                   (572,457)          96,287


Income from discontinued operations, net of income taxes of $32,700
 and $54,200, respectively                                                       60,752           93,895
Gain on sale of Ivy-Tygart Acquisition Corp., net of
 income taxes of $373,000                                                       565,847           -
                                                                          --------------  ---------------

Net income                                                                       54,142          190,182

Preferred stock dividends--recovered (paid)                                      24,750          (49,500)
                                                                          --------------  ---------------

Net income available to
 Common stockholders                                                      $      78,892   $      140,682
                                                                          ==============  ===============

Earnings per share                                                        $        0.02   $         0.06
                                                                          ==============  ===============

Shares used in computing earnings per share                                   3,687,656        2,490,224
                                                                          ==============  ===============


    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended January 3, 1998 are an integral part of these financial statements.



                                      (5)

                            The Eastwind Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Quarter Ended
                                                                                  April 4,           March 29,
                                                                                    1998               1997
                                                                               ---------------    ---------------
Cash flows from operating activities:
 Net income (loss)                                                             $       54,142     $      190,182
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                                                        387,735            385,001
 Amortization of deferred credit                                                       -                  (6,162)
 Imputed interest                                                                      30,463             10,980
 Minority interest in income of consolidated subsidiary                                -                   7,110
 Changes in assets and liabilities, net of effect from acquisitions:
  (Increase) decrease in:
   Accounts receivable                                                              1,221,693          1,396,407
   Inventories                                                                        125,875           (479,725)
   Prepaid expenses                                                                    50,701             (8,370)
   Prepaid income taxes                                                              (115,927)            54,339
   Deferred taxes                                                                     330,000             -
   Other assets                                                                       194,333            (43,430)
 Increase (decrease) in:
   Accounts payable                                                                (1,279,993)          (422,847)
   Accrued expenses                                                                  (619,690)        (1,217,387)
   Other liabilities                                                                  (94,004)             6,165
                                                                               ---------------    ---------------
    Net cash provided by (used in) operating activities                               285,328           (127,737)
                                                                               ---------------    ---------------

Cash flows from investing activities:
 Purchase of property and equipment                                                (1,824,725)           (99,783)
 Net cash acquired in purchase of Lavelle                                              -                 172,550
 Other                                                                                (36,427)            20,631
                                                                               ---------------    ---------------
    Net cash provided by (used in) investing activities                            (1,861,652)            93,398
                                                                               ---------------    ---------------

Cash flows from financing activities:
 Net proceeds (repayments) under lines of credit                                      372,074           (101,475)
 Principal payments on term notes and capital leases                                 (353,968)          (626,410)
 Proceeds from long-term debt                                                       1,652,000             -
 Stock subscription receivable                                                        250,000             -
 Proceeds from sale of common stock and warrants                                       20,000             -
 Net proceeds from exercise of warrants                                               200,000            450,000
 Payment of preferred stock dividends                                                 (22,500)           (22,500)
                                                                               ---------------    ---------------
    Net cash provided by (used in) financing activities                            $2,117,606          (300,385)
                                                                               ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                  541,282           (334,724)

Cash and cash equivalents, beginning of period                                         64,970            709,697

                                                                               ---------------    ---------------
Cash and cash equivalents, end of period                                       $      606,252     $      374,973
                                                                               ===============    ===============


    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the year ended January 3, 1998 are an integral part of these financial statements.



                                      (6)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Basis of Presentation
-------    ---------------------

           The Eastwind Group, Inc. (the Company) is a management holding company which has three operating business segments. A fourth business segment, Ivy-Tygart Acquisition Corp. (Ivy), existed at January 3, 1998 and was subsequently sold. Effective January 1, 1997 the Company elected to report its results on a 52- or 53-week fiscal year basis.

           Polychem Corporation (Polychem)
           -------------------------------
           Polychem, located in Phoenixville, Pennsylvania, manufactures and sells clarifier components for wastewater treatment applications and other plastic molded products, including buckets, sprockets and bearings.

           TEAM Graphics, Inc. (Team Graphics)
           -----------------------------------
           Team Graphics is the parent company for the Company's printing operation, which consists of the following subsidiaries:

           Centennial Printing Corp. (Centennial)
           --------------------------------------
           Centennial, located in King of Prussia, Pennsylvania, provides high-quality commercial printing services, including annual reports, advertising brochures, pamphlets and marketing pieces.

           Princeton Academic Press (Princeton) and Wickersham Printing Company
           --------------------------------------------------------------------
           (Wickersham), collectively doing business as Premier Book Press
           ---------------------------------------------------------------
           Princeton, located in Lancaster, Pennsylvania, is engaged in the printing and binding of books and related activities for publishers, university presses and other information providers.

           Wickersham, located in Lancaster, Pennsylvania, is a printing and book manufacturer.

           Due to continuing operating losses, the Company decided to close down the operations of Premier Book Press, effective April 13, 1998.

           Lavelle Company (Lavelle)
           -------------------------
           Lavelle, located in Philadelphia, Pennsylvania, manufactures and sells sheet metal fabricated products for the aerospace industry.

           Reporting Comprehensive Income
           ------------------------------
           In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

           Business Segment Presentation
           -----------------------------
           In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated financial position or results of operations.

                                       (7)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2:       Accounts Receivable
-------       -------------------
                                              April 4,           January 3,
                                                1998                 1998
                                            ----------           -----------
              Trade receivables             $7,298,761           $ 8,877,277

              Retainage receivables            375,345               361,124
              Bad debt reserves               (284,353)             (288,353)
                                            ----------           -----------
                                             7,389,753             8,950,048
              Less: Retainage receivables
                due in over one year          (153,021)             (153,021)
                                            ----------           -----------
                                            $7,236,732           $ 8,797,027
                                            ==========           ===========

Note 3:       Inventories
-------       -----------
                                              April 4,           January 3,
                                                1998                1998
                                            ----------           -----------
              Raw Materials                 $  526,080           $ 1,599,996
              Work in Process                2,152,747             2,362,413
              Finished Goods                   343,592             1,678,862
                                            ----------           -----------
                                             3,022,419             5,641,271
                                            ==========           ===========



                                       (8)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4:       Property, Plant and Equipment
-------       -----------------------------
                                                   April 4,         January 3,
                                                     1998              1998
                                               ------------        ------------

              Land                             $    326,000        $    352,135
              Buildings                           3,090,595           2,898,881
              Machinery and Equipment             6,457,589           6,673,135
                                               ------------        ------------
                                                  9,874,184           9,924,152
              Less: Accumulated depreciation     (2,102,594)         (1,824,005)
                                               ------------        ------------
                                               $  7,861,590        $  8,100,147
                                               ============        ============

              On January 26, 1998, Lavelle purchased the building they were occupying for $1,670,670. Lavelle financed the building through mortgages totalling $1,652,000.



Note 5:       Goodwill and Other Assets
-------       -------------------------

                                                   April 4,         January 3,
                                                     1998              1998
                                               ------------        ------------

              Goodwill, net                    $  6,067,799        $  7,036,605
              Covenant not to compete, net          427,083             439,583
              Retainage receivables
                due in over one year                153,021             153,021
              Deferred financing costs, net         197,437             225,956
              Other                                 189,146             384,355
                                               ------------        ------------
                                               $  7,034,486        $  8,239,520
                                               ============        ============




                                       (9)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6:    Long-term Debt
-------    --------------
           Long-term debt consists of the following:

                                              April 4,              January 3,
                                               1998                    1998
                                           ------------            ------------
Eastwind subordinated note
 payable to an investor,
 interest at 12%, due in three
 equal installments commencing
 June 30, 1999                             $  369,667                  357,052

Polychem note payable to the Budd
 Company, interest at 8%,
 principal payable in 20 quarterly
 installments of $81,315,
 beginning March 31, 1998                   1,626,093                1,626,093

Polychem note payable to bank,
 interest at the bank's prime
 rate plus 1.5% (10.0% at April
 4, 1998), payable in 18 monthly
 installments of $21,155 and 41
 monthly installments of $29,617
 plus interest, with a final
 payment in March 2000                        863,113                  951,963

Centennial term note payable to
 seller, interest at 8%, due in
 36 monthly installments of
 principal and interest of
 $8,333, beginning November 1996                  -0-                  191,312

Princeton term note payable to
 bank, secured by all of its
 assets, due in 60 monthly
 installments of $8,333, plus
 interest at the bank's prime rate
 plus 3.75%                                       -0-                   58,338

Wickersham note payable to a bank,
 interest at prime plus 1.75%
 (10.25% at April 4, 1998), due
 in monthly installments of
 $5,000 and a balloon payment
 in December 1997                             164,935                  164,935

(continued)



                                      (10)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6:    Long-term Debt (continued)
-------    --------------------------

                                            April 4,                January 3,
                                              1998                     1998
                                           ----------               ----------
Wickersham term notes payable to
 vendors due in various monthly
 installments at interest rates
 ranging up to 10% at April 4,
 1998                                      $   59,490               $   67,280

Lavelle note payable to a bank,
 interest at 9.25%, due in 240
 monthly installments of
 principal and interest of $6,869
 commencing March 1998                        747,825                      -0-

Lavelle note payable to PIDC,
 interest at 4.0%, payable in 120
 monthly installments of $4,050
 commencing in March 1998                     394,558                      -0-

Lavelle note payable to a PIDA,
 interest at 3.0%, payable in
 120 monthly installments of
 $4,750, plus interest,
 commencing March 1998                        484,369                      -0-

Ivy note payable to a bank,
 secured by certain property,
 interest at 7.3%, due in 240
 monthly installments of
 principal and interest of $5,909
 beginning in April 1997                          -0-                  735,206

Ivy note payable to a bank,
 secured by certain property,
 interest at the bank's prime rate
 plus 2.0% due in 240 monthly
 installments of principal and
 interest of $10,487 beginning
 in April 1997                                    -0-                1,065,075

Ivy term note payable to a bank,
 secured by certain property,
 interest at 9.4%, due in 240
 monthly installments of
 principal and interest of $2,777
 beginning in March 1997                          -0-                  298,709

(continued)



                                      (11)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6:    Long-term Debt (continued)
-------    --------------------------

                                             April 4,             January 3,
                                               1998                  1998
                                            ----------            ----------
Ivy term note payable to a bank,
 interest at 10.1%, due in 60
 monthly installments of $5,856             $     -0-             $  258,052

Ivy term note payable to a finance
 company, secured by substantially
 all of its assets, due in 35
 monthly installments of $7,500,
 with a final installment of
 $187,500, plus interest at the
 bank's prime rate plus 4.5%                      -0-                360,000

Other                                            9,435                41,094
                                            ----------            ----------
                                             4,719,485             6,175,109
Less: current portion                         (970,009)           (1,238,069)
                                            ----------            ----------
                                            $3,749,476            $4,937,040
                                            ==========            ==========




                                      (12)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 6:        Long-term Debt (continued)
-------        --------------------------


               Centennial has a $2,500,000 line of credit with a bank, with outstanding borrowings of $2,441,364 at April 4, 1998, which expires June 30, 1998.

               Wickersham had a $1,000,000 line of credit with a finance company through April 17, 1998. Outstanding borrowings were $857,293 at April 4, 1998. As Wickersham operations were closed down effective April 13, 1998 (See Note 7), the finance company has been liquidating its collateral, resulting in a loan balance at May 19, 1998 of $115,000.

               Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. The facility was renewed for a one year term in March 1998. Outstanding borrowings were $1,736,494 and $1,492,511 at April 4, 1998 and January 3, 1998,
               respectively. As of April 4, 1998, there was $239,000 available under the line.

               Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables.

               Future maturities of long-term debt at April 4, 1998 are as follows:

                      April 3, 1999              $  970,009
                      April 1, 2000                 929,824
                      March 31, 2001                701,312
                      March 30, 2002                553,602
                      March 29, 2003                435,240
                      Thereafter                  1,129,498
                                                 ----------
                                                 $4,719,485
                                                 ==========



                                     (13)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7:        Acquisitions and Dispositions
------         -----------------------------

               On February 23, 1998, Ivy sold all of the outstanding Common stock of Ivy for $1,152,250. The Company received $755,000 in cash and $397,250 in the form of a promissory note due in 36 monthly principal installments of $11,635 plus interest of 8.5%. The promissory note was paid in full on March 18, 1998. The consolidated balance sheet at January 3, 1998 contains the net assets of Ivy in the amount of $324,128 consisting of the following:

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



                                     (14)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7:       Acquisitions and Dispositions (continued)
------        -----------------------------------------

              Wickersham
              ----------

              In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Wickersham in exchange for 30,000 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair values at the acquisition date. Such allocation was based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair value of the net assets acquired by approximately $628,000, which has been recorded as goodwill and is being amortized over 20 years. Wickersham's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

              In July, 1997, the Company combined the operations of Wickersham and Princeton into Premier Book Press. Due to continuing operating losses, the Company decided to close down the operations of Premier Book Press, effective April 13, 1998. As of January 3, 1998, the Company had written off net goodwill related to the Wickersham and Princeton acquisitions, and recorded valuation allowances on certain assets.


                                     (15)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8:       Earnings Per Share
------        ------------------

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides changes in the calculation of earnings per share. The statement is effective for fiscal years ending after December 15, 1997 and requires restatement of prior years' earnings per share.

                                                          Quarter ended
                                                    April 4,        March 29,
                                                      1998            1997
                                                    --------        --------
              Basic earnings per share              $   .02         $   .06
                                                    ========        ========
              Effect of dilutive securities              -             (.01)
                                                    --------        --------
              Diluted earnings per share            $   .02         $   .05
                                                    ========        ========


                                     (16)

                               THE EASTWIND GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9:       Litigation
------        ----------

              In connection with the acquisition of Centennial, the Company issued Series B Redeemable Preferred Voting Stock, agreed to pay the former owner $100,000 per year for three years, and guaranteed the aggregate sales price of the 182,232 shares of the Company's Common stock to be $7.00 per share.

              The Series B Redeemable Preferred Voting Stock issued had a stated value of $100 per share, and the holder was entitled to receive cash dividends at 6% per year. Additionally, the holder was able to require the Company to redeem for cash up to 1,800 shares during each three-month period beginning on April 1, 1997, at a price equal to the stated cash value plus accrued dividends. Accrued dividends at January 3, 1998 were $60,750.

              In March 1997, the Company instituted a demand for arbitration against the former owner of Centennial pursuant to the indemnification provisions of the stock purchase agreement. Prior to the formal arbitration proceedings, the Company received an offer of settlement from the former owner, which settlement was agreed to by all parties on May 11, 1998.

              The settlement agreement relieves the Company of:

                       . the remainder of the $100,000 per year payments ($191,312 at January 3, 1998);
                       . any obligation relating to the Series B Redeemable Preferred Voting Stock, including all accrued dividends; and
                       . any responsibility for market price support on the Company's Common stock.

              The Company also agreed to issue 45,000 additional shares of its Common stock to the former owner of Centennial.

              This settlement has been recorded in the accompanying financial statements at April 4, 1998 as an adjustment to the purchase accounting for Centennial by a net reduction of goodwill and the reversal of accrued preferred stock dividends.


                                     (17)

                            THE EASTWIND GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS
---------------------

QUARTERS ENDED APRIL 4, 1998 AND MARCH 29, 1997
-----------------------------------------------

Overview
--------

The Company generated net income of $54,000 for the quarter ended April 4, 1998, compared to $190,000 for the quarter ended March 29, 1997. Results of operations of Ivy-Tygart Acquisition Corporation ("Ivy"), which was sold in February 1998, are included in the Statement of Operations as income from discontinued operations. Premier Book Press, which generated losses of $178,000 during the first quarter of 1998, was closed down effective April 13, 1998.

Net Sales
---------

Net sales for the quarter ended April 4, 1998 of $9,437,000 represents a decrease of $2,535,000 versus the quarter ended March 29, 1997. The decrease in revenue during the first quarter of 1998 versus the comparable period of the prior year was due to a decrease in Polychem revenues ($1,599,000), a decrease in Lavelle revenues ($433,000), and a decrease in Team Graphics revenues ($501,000). The Polychem and Lavelle decreases were due to delays in awarding of contracts and should be made up during the remainder of 1998. Team Graphics' decrease in revenue related to production and shipping problems experienced at Premier Book Press more than offsetting increased revenues at Centennial ($237,000) in the first quarter of 1998 versus the first quarter of 1997.

Cost of Goods Sold
------------------

Cost of goods sold for the quarter ended April 4, 1998 of $7,749,000 represents a decrease of $1,533,000 versus the quarter ended March 29, 1997. Polychem's cost of goods sold in the quarter ended April 4, 1998 decreased over the comparable period of 1997 by 7.3 percentage points because of an unfavorable mix of manufactured versus purchased materials and overhead spread over fewer units of production. Polychem's cost of goods sold mix is expected to return to a more favorable result during the remainder of 1998. Lavelle's cost of goods sold increased by 12.3 percentage points due to a less favorable mix of revenues and a 20% decrease in revenues, spreading overhead over fewer units. Similar to Polychem, it is expected that Lavelle's product mix improvement and additional sales volume will increase its gross profitability during the remainder of 1998. Team Graphics' cost of goods sold decreased by .5 percentage points in the first quarter of 1998 versus the first quarter of 1997, principally due to a 4.2 percentage point improvement at Centennial. Cost of goods sold percentage at Premier Book Press for the quarter ended

                                     (18)

                            THE EASTWIND GROUP, INC.

---------------------------------

April 4, 1998 increased by 11.5 percentage points versus the comparable period of the prior year. This erosion of gross profits was due to production difficulties and ultimately led to the decision to close down Premier Book Press.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the quarter ended April 4, 1998 were $1,923,000 or 20.3% of net sales, compared to the comparable period of the prior year of $2,190,000 or 18.3% of net sales. The decrease in selling, general and administrative expenses in the first quarter of 1998 versus the comparable period of the prior year was the result of cost cutting measures to compensate for lower revenues and gross profits at Polychem, Team Graphics and Lavelle, as well as reductions in expenses at corporate headquarters. Management believes that the percentage of selling, general and administrative expenses to net sales will decrease a result of continuing cost cutting measures together with anticipated increased revenue during the remainder of 1998.

Interest Expense
----------------

Interest expense for the quarter ended April 4, 1998 was $384,000 or 4.0% of net sales, versus $359,000 or 3.0% of net sales for the comparable period of 1996. Interest expense as a percentage of sales during the quarter ended April 4, 1998 was higher than the comparable period of 1997 due to the debt incurred for the funding of operating losses during the last quarter of 1997 and the first quarter of 1998, plus the impact of the building acquisition at Lavelle.


                                     (19)

                            THE EASTWIND GROUP, INC.



Liquidity and Capital Resources
-------------------------------

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, and equipment leases. Net cash provided from operating activities for the first quarter of 1998 was $285,000 compared to net cash used in operating activities of $128,000 during the first quarter of 1997. The change was principally attributable to a collection of accounts receivable, reduction of inventories, reduction of deferred taxes offset by reductions in accounts payable and accrued expenses. For the quarter ended April 4, 1998, inventories decreased by $126,000 as compared to an increase in inventory for the quarter ended March 29, 1997 of $480,000. Accounts payable and accrued expenses decreased $1,900,000 for the quarter ended April 4, 1998 as compared to a net decrease in accounts payable and accrued expenses of $1,640,000 for the quarter ended March 29, 1997. The Company funded the payment of accounts payable and accrued expenses principally through proceeds from significant collections of accounts receivable. Accounts receivable decreased $1,222,000 and inventories decreased $126,000 for the quarter ended April 4, 1998 as compared to a decrease in accounts receivable of $1,396,000 for the quarter ended March 29, 1997. The Company continues to focus on the management of accounts receivable and inventories in order to reduce interest cost. Depreciation and amortization was $388,000 for the quarter ended April 4, 1998 compared to $379,000 for the quarter ended March 29, 1997.

Net cash used in investing activities for the quarter ended April 4, 1998 was $1,862,000, which compares to cash provided by investing activities of $93,000 for the quarter ended March 29, 1997. Cash flows used in investing activities for the quarter ended April 4, 1998 were due to cash used in the acquisition of the building occupied by Lavelle ($1,671,000) plus other capital expenditures ($154,000). The components of cash provided from investing activities during the quarter ended March 29, 1997 included cash acquired in the purchase of Lavelle ($173,000), offset by the purchase of property and equipment ($100,000).

Net cash provided by financing activities during the quarter ended April 4, 1998 totalled $2,118,000, compared to cash used in financing activities for the quarter ended March 29, 1997 of $300,000. Components of cash provided by financing activities for the quarter ended April 4, 1998 were proceeds from notes payable to finance the Lavelle building purchase ($1,652,000), proceeds from the sale of Common stock and exercise of warrants ($220,000), receipt of cash related to the stock subscription receivable ($250,000), borrowings on lines of credit ($372,000), all offset by the repayment of principal on term notes and capital leases ($354,000). Components of cash used in financing


                                     (20)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

activities during the quarter ended March 29, 1997 were net proceeds from the exercise of warrants ($450,000), offset by net repayments under lines of credit ($101,000) and principal payments on term notes and capital leases ($626,000).

The Company had a working capital deficit of $3,640,000 and $3,384,000 as of April 4, 1998 and January 3, 1998, respectively. Working capital decreased by $256,000 due to the impact of operating losses in the first quarter of 1998. The Company is continuing to focus on improving the management of accounts receivable and inventories and is continuing to work toward refinancing its diverse debt structure to maximize borrowing capacity, reduce its cost and increase availability.

The Company has no other significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1998.

The $9,000,000 credit facility at Polychem includes a term loan with an outstanding balance of $863,000 at April 4, 1998, leaving an aggregate availability of $8,137,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of April 4, 1998, availability under the line of credit, based upon available eligible collateral assets, was $2,147,000, and outstanding borrowings were $1,736,000.

Centennial has a $2,500,000 line of credit with a bank, with outstanding borrowings of $2,441,364 at April 4, 1998, which expires June 30, 1998. The Company is actively seeking another lender to replace this facility.

Wickersham had a $1,000,000 line of credit with a finance company through April 17, 1998. Outstanding borrowings were $857,293 at April 4, 1998. As Wickersham operations were closed down effective April 13, 1998, (See Note 7), the finance company has been liquidating its collateral, resulting in a loan balance at May 19, 1998 of $115,000.

Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive up to 80% of such receivables. The amount outstanding under this arrangement was $267,000.

As of March 29, 1997, the Company had outstanding Class A-1, C, C-4, C-5, D and Clifton Common Stock purchase warrants. During the quarter ended April 4, 1998, exercises of Class C-3 and Clifton warrants to purchase 100,000 and 100,000 shares of Common Stock, respectively, generated gross capital


                                     (21)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

proceeds to the Company of $200,000. The remaining Class A-1, C, C-4, C-5, and D warrants, if fully exercised, would generate additional net capital to the Company of $4,166,000 on the issuance of 1,149,464 shares of common stock. The Company currently anticipates using any such funds, if received, for working capital, including potential acquisitions.

The Company has recently completed the sale of 400,000 shares for $1.25 per share in a private placement. The private placement also includes a common stock warrant for the purchase of 200,000 shares of the Company's Common stock at an exercise price of $1.25. The Company has filed a Registration Statement on Form S-3 to register the shares issued in this private placement as well as the shares underlying the warrant for resale by the holder thereof.

In addition, in April 1998 the Company's CEO purchased 301,000 shares of Common stock for $1.25 per share, resulting in proceeds to the Company of $376,250. These shares replaced an identical number of shares sold by the CEO at the same price in a private transaction.

The Company was able to carry back a portion of its 1997 tax losses to 1996 in order to receive a refund. Accordingly, such refund ($228,000) was received May 20, 1998.

                                     (22)

                           THE EASTWIND GROUP, INC.



Cautionary Statement
--------------------

     When used in this Quarterly Report on Form 10-QSB and in other public statements by the Company and Company officers, the words "estimate", "project", "intend", "believe", "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the intense competition and low barriers to entry in the industries in which the Company competes; (iii) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options and warrants are exercised; (iv) the sensitivity of the Company's businesses to general economic conditions; (v) the timing of orders from, and shipments to, major customers; (vi) the timing of new product sales;
     (vii) the introduction and market acceptance of new products; (viii) factors associated with international sales such as the relative strength of the dollar when compared to the currencies of the countries into which the Company exports product; (ix) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (x) changes in accounting principles, policies or guidelines; (xi) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices; and (xii) the "going concern" qualification contained in the audit opinion to the financial statements in the Company's Form 10-KSB for the fiscal year ended January 3, 1998 issued by the Company's independent public accountants. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     (23)

                           THE EASTWIND GROUP, INC.
                          PART II - OTHER INFORMATION



Items 3,4 and 5 are not applicable.

Item 1. Legal Proceedings.
        -----------------

     On May 11, 1998, the Company and the former owner of Centennial entered into a settlement agreement which resolved the outstanding arbitration proceeding commenced by the Company. See Note 9 to the Consolidated Financial Statements contained in Part I of this Form 10-QSB.

Item 2. Changes In Securities.
        ---------------------

     On April 10, 1998, the Company agreed to issue 400,000 shares of Common Stock to Clifton Capital Ltd. for gross proceeds of $500,000, or $1.25 per share. On the same date, the Company also agreed to issue a warrant to Clifton Capital Ltd. The warrant entitles the holder thereof to purchase up to 200,000 shares of Common Stock at $1.25 per share at any time on or after September 30, 1998 and on or before September 30, 2001. These shares and the warrant will be issued pursuant to the private placement exemption in Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     On April 21, 1998, the Company agreed to issue 50,000 shares of Common Stock to SPH Equities, Inc. as compensation for investment banking services rendered to the Company in connection with the Clifton Capital Ltd. transaction. The shares to be issued by the Company to SPH Equities, Inc. will be made pursuant to the private placement exemption in Section 4(2) of the Act.

     On April 30, 1998, Mr. DeJuliis, the CEO of the Company, purchased an aggregate of 301,000 shares of Common Stock from the Company for an aggregate of $376,250, or for $1.25 per share. On April 21, 1998, Mr. DeJuliis sold 301,000 shares of Common Stock then owned by him to FAC Enterprises, Inc., for an aggregate of $376,250, or at $1.25 per share. The shares issued by the Company to Mr. DeJuliis were issued pursuant to the private placement exemption in Section 4(2) of the Act.

     On May 11, 1998, pursuant to the settlement agreement, the Company agreed to issue to the former owner of Centennial an aggregate of 45,000 additional shares of Common Stock. The Settlement Agreement provides that the Company will register these shares for resale under the Act. The shares will be issued by the Company pursuant to the private placement exemption in Section 4(2) of the Act. The Settlement Agreement also provides for the cancellation by the Company of all the Series B Preferred Voting Stock of the Company held by the former owner of Centennial, including any accrued dividends thereon.

     On May 14, 1998, the Company, at its cost and expense, filed with the Securities and Exchange Commission a Registration Statement on Form S-3 pursuant to which all of the above shares as well as the shares underlying the warrant would be registered for resale under the Act by the holder thereof.



Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a) Exhibits

Exhibit No.    Description                                           Method of Filing
-----------    -----------                                           ----------------
10.1           Settlement Agreement dated May 11, 1998
               by and between the Company, Bruce K.
               Worrall, Centennial Printing Corporation,
               and Centennial Racing Corporation (incorporated
               by reference to Exhibit 10.3 to Form S-3 of the
               Company, Registration No. 333-52685)

27             Financial Data Schedule                               In electronic format only

     (b)  Reports on Form 8-K

     On March 9, 1998, the Company filed a Form 8-K reflecting the sale by the Company of all the outstanding stock of Ivy Industries, Inc. The Form reported changes in Items 2 and 7.

                                     (24)

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May 26, 1998

                                 THE EASTWIND GROUP, INC.
                                 (Registrant)

                                 /s/  Paul A. DeJuliis
                                 ----------------------------------------------
                                 Paul A. DeJuliis
                                 Chairman and CEO


                                 /s/  William B. Miller
                                 ----------------------------------------------
                                 William B. Miller
                                 Senior Vice President and CFO
                                 (Principal financial and accounting officer)

                                     (25)