Form 10QSB
period 1998-07-04
EASTWIND GROUP INC
filed 1998-08-24
CIK 867408

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 4, 1998

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

                    275 Geiger Road, Philadelphia, PA 19115
--------------------------------------------------------------------------------
(Address of principal executive offices)

                                (215) 671-0606
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

             Yes  X                             No ______
                -----
             Yes  X                             No ______
                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                          4,201,019 shares
-------------------------------------           --------------------------------
     (Class)                                    (Outstanding at August 20, 1998)

Transitional Small Business Disclosure format (check one)

             Yes ______                         No   X
                                                   -----

                           THE EASTWIND GROUP, INC.


                                                                     Page Number
                                                                     -----------
     PART I.
     -------

     Item 1. - Financial Statements (unaudited)

     Consolidated Balance Sheets as of
              July 4, 1998 and January 3, 1998                              4

     Consolidated Statements of Operations for the
              Quarter ended July 4, 1998 and June 28, 1997 and
              the Two Quarters ended July 4, 1998 and June 28, 1997         5

     Consolidated Statements of Cash Flows for the
              Two Quarters ended July 4, 1998 and June 28, 1997             6

     Notes to Consolidated Financial Statements                             7


     Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition                17


     PART II.
     --------

     Item 1 - Legal Proceedings                                            25

     Item 2 - Changes in Securities                                        25

     Item 3 - Defaults on Senior Securities                                25

     Item 4 - Submission of Matters to a
              Vote of Securities Holders                                   25

     Item 5 - Other Information                                            25

     Item 6 - Exhibits and Reports on Form 8-K                             25


                                      (2)

                            THE EASTWIND GROUP, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

The following financial information sets forth the operations of The Eastwind Group, Inc. (the "Company") for the quarter and two quarters ended July 4, 1998 and June 28, 1997. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

In the opinion of management, the following unaudited balance sheets and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at July 4, 1998 and January 3, 1998, and the results of operations and cash flows for the quarter and two quarters ended July 4, 1998 and June 28, 1997.

                                      (3)

                           The Eastwind Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                        July 4,      January 3,
                                ASSETS                                    1998          1998
                                                                        -------     -----------
Current assets:
 Cash and cash equivalents                                         $    417,779    $     64,970
 Accounts receivable, net                                             5,158,506       8,797,027
 Stock subscription receivable                                             --           250,000
 Recoverable income taxes                                                  --           240,065
 Marketable securities                                                  250,000
 Inventories                                                          2,468,252       5,641,271
 Prepaid expenses                                                       127,673         224,515
 Prepaid income taxes                                                     8,315          25,977
                                                                   ------------    ------------
       Total current assets                                           8,430,525      15,243,825

Property, plant and equipment, net                                    7,071,554       8,100,147
Deferred income taxes                                                      --           330,000
Goodwill and other assets                                             7,120,096       8,239,520
                                                                   ------------    ------------
                                                                   $ 22,622,175    $ 31,913,492
                                                                   ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit                                                   $  3,495,237    $  6,038,576
 Currrent portion of long-term debt                                     778,653       1,238,069
 Current portion of capitalized lease obligations                       822,887         997,516
 Loans payable to officers                                              150,000         150,000
 Accounts payable                                                     4,145,491       6,394,011
 Accrued expenses                                                     2,650,048       3,555,073
 Other current liabilities                                              265,877         254,772
                                                                   ------------    ------------
       Total current liabilities                                     12,308,193      18,628,017
                                                                   ------------    ------------
Long-term debt                                                        3,839,392       4,937,040
                                                                   ------------    ------------
Capitalized lease obligations                                           949,784       1,419,791
                                                                   ------------    ------------
Other liabilities                                                       648,828         780,555
                                                                   ------------    ------------
Minority interest in consolidated subsidiary                               --            23,531
                                                                   ------------    ------------
Redeemable Series B Preferred Stock                                        --           900,000
                                                                   ------------    ------------
Stockholders' equity:
 Series A Preferred stock, $.10 par value, 3,000,000
  shares authorized; 1,000
  issued and outstanding at April 4, 1998
  and January 3, 1998, respectively                                         100             100
 Series C Convertible Preferred stock, $.10 par value,
  750 shares authorized, issued and outstanding at
  July 4, 1998                                                               75            --
 Common stock, $.10 par value, 7,000,000 shares authorized,
  4,201,019 and 3,525,019 issued and outstanding at July 4, 1998
  and January 3, 1998, respectively                                     420,102         352,502
 Warrants outstanding                                                   914,797       1,009,797
 Additional paid-in capital                                          10,848,859       9,314,614
 Accumulated deficit                                                 (6,705,955)     (4,690,455)
                                                                   ------------    ------------
                                                                      5,477,978       5,986,558
      Notes receivable from sale of stock                              (602,000)       (762,000)
                                                                   ------------    ------------
       Total stockholders' equity                                     4,875,978       5,224,558
                                                                   ------------    ------------
                                                                   $ 22,622,175    $ 31,913,492
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

                                      (4)

                            The Eastwind Group, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Quarter Ended                    Two Quarters Ended
                                                                    July 4,            June 28,        July 4,           June 28,
                                                                     1998                1997            1998              1997
                                                             ----------------    ----------------   -------------   ----------------
Net sales                                                   $       6,619,656   $      11,826,752  $   16,033,164  $     23,798,373

Cost of goods sold                                                  5,822,963          10,098,192      13,548,647        19,380,302
                                                              ----------------    ----------------   -------------   ---------------

    Gross profit                                                      796,693           1,728,560       2,484,517         4,418,071

Selling, general and administrative expenses                        1,894,872           3,475,113       3,817,496         5,665,445

Write-down of assets on operations closed                             506,300              -              506,300            -
                                                              ----------------    ----------------   -------------   ---------------
                                                                    2,401,172           3,475,113       4,323,796         5,665,445
                                                              ----------------    ----------------   -------------   ---------------

    Operating income (loss)                                        (1,604,479)         (1,746,553)     (1,839,279)       (1,247,374)

Interest expense, net                                                 403,273             337,609         786,929           696,301
                                                              ----------------    ----------------   -------------   ---------------
    Income before income taxes and
     minority interest                                             (2,007,752)         (2,084,162)     (2,626,208)       (1,943,675)

Income taxes (benefit)                                                 39,099            (715,692)         (6,900)         (671,492)
                                                              ----------------    ----------------   -------------   ---------------
    Income (loss) from continuing operations                       (2,046,851)         (1,368,470)     (2,619,308)       (1,272,183)

Income from discontinued operations, net of
 income taxes of $32,700 and $54,200, respectively                     -                   (1,234)         60,752            92,661
Gain on sale of Ivy-Tygart Acquisition Corp.,
 net of income taxes of $373,000                                       -                   -              565,847             -
                                                              ----------------    ----------------   -------------   ---------------
Net income (loss)                                                  (2,046,851)         (1,369,704)     (1,992,709)       (1,179,522)

Preferred stock dividends                                             (47,543)            (49,500)        (22,793)          (99,000)
                                                              ----------------    ----------------   -------------   ---------------
Net income (loss)available to
 Common stockholders                                        $      (2,094,394)  $      (1,419,204) $   (2,015,502) $     (1,278,522)
                                                              ================    ================   =============   ===============

Earnings (loss) per share                                   $           (0.51)  $           (0.51) $        (0.52) $          (0.49)
                                                              ================    ================   =============   ===============

Shares used in computing earnings per share                         4,084,008           2,763,338       3,885,832         2,596,589
                                                              ================    ================   =============   ===============

    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended January 3, 1998 are an integral part of these financial statements.

                                      (5)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Two Quarters Ended
                                                                           July 4,                    June 28,
                                                                            1998                       1997
                                                                   -------------------------   ------------------------
Cash flows from operating activities:
 Net income (loss)                                                    $   (1,992,709)           $        (1,179,522)
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
 Depreciation and amortization                                               775,927                        817,801
 Amortization of deferred credit                                                   -                        (12,325)
 Imputed interest                                                             52,546                         22,347
 Minority interest in income of consolidated subsidiary                            -                          7,602
 Changes in assets and liabilities, net of effect from acquisitions:
  (Increase) decrease in:
   Accounts receivable                                                     3,299,919                      1,311,355
   Marketable securities                                                    (250,000)                             -
   Inventories                                                               680,042                         76,899
   Prepaid expenses                                                           71,523                        145,209
   Prepaid income taxes                                                      151,669                              -
   Deferred taxes                                                            330,000                       (766,933)
   Other assets                                                              (21,292)                       (65,533)
 Increase (decrease) in:
   Accounts payable                                                       (1,711,969)                      (445,321)
   Accrued expenses                                                         (794,996)                      (947,905)
   Liability to former officer                                                                              430,137
   Other liabilities                                                        (172,015)                       (18,500)
                                                                    -------------------------   ------------------------
    Net cash (used in) operating activities                                  418,645                       (624,689)
                                                                    -------------------------   ------------------------

Cash flows from investing activities:
 Purchase of property and equipment                                       (1,911,244)                      (239,481)
 Net assets of subsidiary sold                                               107,925
 Net assets disposed by Premier Press                                        618,377
 Net cash acquired in purchase of Lavelle                                          -                        172,550
 Other                                                                             -                         20,631
                                                                    -------------------------   ------------------------
    Net cash provided by (used in) investing activities                   (1,184,942)                       (46,300)
                                                                    -------------------------   ------------------------

Cash flows from financing activities:
 Net borrowings (repayments) under lines of credit                        (1,434,708)                       733,967
 Principal payments on term notes and capital leases                      (1,291,519)                    (1,014,124)
 Proceeds from long-term debt                                              1,952,000                              -
 Proceeds from sale of preferred stock                                       653,874
 Stock subscription proceeds                                                 490,000                              -
 Proceeds from sale of common stock and warrants                             573,046                        174,337
 Net proceeds from exercise of warrants                                      200,000                        450,000
 Payment of preferred stock dividends                                        (22,794)                       (45,000)
                                                                    -------------------------   ------------------------
    Net cash provided by financing activities                              1,119,899                        299,180
                                                                    -------------------------   ------------------------

Net increase (decrease) in cash and cash equivalents                         353,602                       (371,809)

Cash and cash equivalents, beginning of period                                64,177                        709,697

                                                                    -------------------------   ------------------------
Cash and cash equivalents, end of period                              $      417,779            $           337,888
                                                                    =========================   ========================

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

          In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at July 4, 1998 and January 3, 1998, and the results of operations and cash flows for the quarter and two quarters ended July 4, 1998 and June 28, 1997, have been made. The results of operations for the two quarters ended July 4, 1998 are not necessarily indicative of the results for the year ending January 2, 1999. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 3, 1998.

NOTE 2:   ACCOUNTS RECEIVABLE
-------   -------------------

                                             July 4,              January 3,
                                               1998                  1998
                                           -----------          -------------
          Trade receivables                $5,108,128           $  8,877,277
          Retainage receivables               560,278                361,124
          Bad debt reserves                  (356,873)              (288,353)
                                           -----------          -------------
                                            5,311,527              8,950,048
          Less: Retainage receivables
            due in over one year             (153,021)              (153,021)
                                           -----------          -------------
                                           $5,158,506             $8,797,027
                                           ===========          =============

NOTE 3:   INVENTORIES
-------   -----------

                                      July 4,              January 3,
                                        1998                  1998
                                    -----------          -------------
          Raw Materials             $  361,923             $1,599,996
          Work in Process           $1,821,604             $2,362,413
          Finished Goods            $  284,725             $1,678,862
                                    ----------           -------------
                                    $2,468,252             $5,641,271
                                    ==========           =============

                                      (7)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:   PROPERTY, PLANT AND EQUIPMENT
-------   -----------------------------

                                           July 4,              January 3,
                                             1998                  1998
                                         -----------          -------------
          Land                           $    326,000         $    352,135
          Buildings                         3,003,500            2,898,881
          Machinery and Equipment           5,613,668            6,673,136
                                         -------------        -------------
                                            8,943,168            9,924,152
          Less:Accumulated depreciation    (1,871,614)          (1,824,005)
                                         -------------        -------------
                                         $  7,071,554         $  8,100,147
                                         =============        =============

          Machinery and equipment includes $3,720,629 and $4,017,872 of production equipment under capital leases at July 4, 1998 and January 3, 1998, respectively. Accumulated depreciation on such equipment was $629,825 and $732,104 at July 4, 1998 and January 3, 1998,
          respectively.

NOTE 5:   GOODWILL AND OTHER ASSETS
-------   -------------------------

                                           July 4,              January 3,
                                             1998                  1998
                                         -----------          -------------
          Goodwill, net                  $6,052,345           $  7,036,605
          Covenant not to compete, net      414,583                439,583
          Retainage receivables
            due in over one year         $  153,021           $    153,021
          Deferred financing, net           292,091                225,956
          Other                          $  208,056           $    384,355
                                         -----------          -------------
                                         $7,120,096           $  8,239,520
                                         ===========          =============


                                      (8)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:   LONG-TERM DEBT
-------   --------------
          Long-term debt consists of the following:

                                                  July 4,            January 3,
                                                   1998                 1998
                                                ----------         -------------
Polychem note payable to the
 Budd Company, interest at 8%,
 principal payable in 20
 quarterly installments of
 $81,315, beginning March 31,
 1998                                           $1,463,665           1,626,093

Polychem note payable to bank,
 interest at the bank's prime
 rate plus 1.5% (9.75% at June
 28, 1997), payable in 36
 monthly installments of
 $32,386                                         1,071,494             951,963

Centennial term note payable
 to seller, interest at 8%,
 due in 36 monthly
 installments of principal and
 interest of $8,333, beginning
 November 1996                                      ---                191,312

Lavelle note payable to a
 bank, interest at 9.25%, due
 in 240 monthly installments
 of principal and interest of
 $6,869 commencing March 1998                      744,511               ---

Lavelle note payable to PIDC,
 interest at 4.0%, payable in
 120 monthly installments of
 $4,050 commencing in March
 1998                                              386,355               ---

Lavelle note payable to a
 PIDA, interest at 3.0%,
 payable in 120 monthly
 installments of $4,750, plus
 interest, commencing March
 1998                                              439,300               ---

Ivy note payable to a bank,
 secured by certain property,
 interest at 7.3%, due in 240
 monthly installments of
 principal and interest of
 $5,909 beginning in April
 1997                                               ---                735,206

Ivy note payable to a bank,
 secured by certain property,
 interest at the bank's prime
 rate plus 2.0% (10.5% at June
 28, 1997) due in 240 monthly
 installments of principal and
 interest of $10,487 beginning
 in April 1997                                      ---              1,065,075

(continued)

                                      (9)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   LONG-TERM DEBT (CONTINUED)
-------   --------------------------

                                                   July 4,         January 3,
                                                    1998              1998
                                                  ---------       -------------
Ivy term notes payable to a
 bank, secured by certain
 property, interest at 9.4%,
 due in 240 monthly
 installments of principal and
 interest of $2,777 beginning
 in March 1997                                    $   ---          $  553,986

Ivy term note payable to a
 finance company, secured by
 substantially all of its
 assets, due in 35 monthly
 installments of $7,500, with
 a final installment of
 $187,500, plus interest at
 the bank's prime rate plus
 4.5% (13% at June 28, 1997)                          ---             360,000

Wickersham note payable to a
 bank, interest at prime plus
 1.75% (10.25% at June 28,
 1997), due in monthly
 installments of $5,000 and a
 balloon payment in December
 1997                                                 ---             164,935

Princeton term note payable to
 bank, secured by all of its
 assets, due in 60 monthly
 installments of $8,333, plus
 interest at the bank's prime
 rate plus 3.75%                                      ---              58,338

Eastwind subordinated note
 payable to an investor,
 interest at 12%, due in three
 equal annual installments commencing
 June 30, 1999                                      382,728           357,052

Other                                               129,992           111,149
                                                -----------       -----------
                                                  4,618,045         6,175,109
Less: current portion                              (778,653)       (1,238,069)
                                                -----------       -----------
                                                $ 3,839,392        $4,937,040
                                                ===========       ===========

                                      (10)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   LONG-TERM DEBT (CONTINUED)
-------   --------------------------


          Centennial has a $2,500,000 line of credit with a bank, with outstanding borrowings of $2,426,974 at July 4, 1998. The line of credit expired as of July 31, 1998, but has been informally extended by the bank pending the refinancing of Centennial's senior debt.

          Wickersham had a $1,000,000 line of credit with a finance company through April 17, 1998. The finance company, which was a secured creditor, has been completely repaid through collection of accounts receivable subsequent to the closing of Wickersham operations.

          Polychem entered into a loan and security agreement with a bank on March 10, 1995, which provides for a three-year $9,000,000 revolving line of credit and term note. The facility was renewed for a one year term in March 1998. Outstanding borrowings on the line of credit were $909,620 and $1,492,511 at July 4, 1998 and January 3, 1998,
          respectively. As of July 4, 1998, there was $514,000 available under the line.

          Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables. Outstanding borrowings were $158,643 as of July 4, 1998.

          Future maturities of long-term debt at July 4, 1998 are as follows:


               June 26, 1999               778,653
               July 1, 2000                908,047
               June 30, 2001               914,047
               June 29, 2002               557,955
               June 28, 2003               272,611
               Thereafter                1,186,732
               ----------               ----------
                                        $4,618,045
                                        ==========

                                     (11)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:   ACQUISITIONS AND DISPOSITIONS
-------   -----------------------------

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

                                     (12)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:   ACQUISITIONS AND DISPOSITIONS (CONTINUED)
-------   -----------------------------------------


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

          In July, 1997, the Company combined the operations of Wickersham and Princeton into Premier Book Press ("Premier"). Due to continuing operating losses, the Company decided to close down the operations of Premier, effective April 13, 1998. As of January 3, 1998, the Company had written off net goodwill related to the Wickersham and Princeton acquisitions, and recorded valuation allowances on certain assets.

          During the quarter ended July 4, 1998, Premier experienced operating losses of $380,000 and also was required to write down assets to realizable values by $506,000, thus causing total losses of $886,000 in the quarter. The 1998 year to date losses of Premier through two quarters were $1,064,000.

                                     (13)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:   EARNINGS PER SHARE
-------   ------------------

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides changes in the calculation of earnings per share. The statement was effective for fiscal years ending after December 15, 1997.


                                        Quarter ended            Two Quarters Ended
                                      July 4,  June 28,         July 4,       June 28,
                                      1998        1997            1998          1997
                                      ----        ----            ----          ----
Earnings per share                    $(.51)       $(.51)        $ (.52)       $(.49)
                                      ======       ======        =======       ======

 Effect of dilutive securities            -            -              -            -
                                      ------       ------        -------       ------

Diluted earnings per share            $(.51)       $(.51)        $(.52)         $(.49)
                                      ======       ======        =======        ======

                                     (14)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:   LITIGATION
-------   ----------

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

          The settlement agreement relieved the Company of:
                  . the remainder of the $100,000 per year payments
                    ($191,312 at January 3, 1998);
                  . any obligation relating to the Series B Preferred
                    Voting Stock, including all accrued dividends; and
                  . any responsibility for market price support on the Company's
                    Common stock.

          The Company also agreed to issue 45,000 additional shares of its Common stock to the former owner of Centennial.

          This settlement has been recorded in the accompanying financial statements at July 4, 1998 as an adjustment to the purchase accounting for Centennial by a net reduction of goodwill and the reversal of accrued preferred stock dividends.

                                     (15)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:  CONVERTIBLE PREFERRED STOCK
--------  ---------------------------

          In June 1998, the Company sold 750 shares of its Series C Convertible Preferred stock for $750,000, which resulted in net proceeds to the Company of $654,000. The preferred stock has a dividend rate of 6%, is convertible into the Company's Common stock at a maximum price of $2.00 per share or a minimum price of $.84 per share with certain minimum price guarantees by the Company.

          In addition, as part of this transaction, the Company issued a Common stock purchase warrant for 75,000 shares of its Common stock with an exercise price of $1.65 per share.

                                     (16)

                           THE EASTWIND GROUP, INC.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JULY 4, 1998 AND JUNE 28, 1997
--------------------------------------------

OVERVIEW
--------

The Company generated a net loss, before preferred stock dividends, of $2,047,000 for the quarter ended July 4, 1998, compared to a net loss of $1,370,000 for the quarter ended June 28, 1997. The net loss in the quarter ended July 4, 1998 includes operating losses of Premier Book Press of $380,000 together with a write down of assets by $506,000 due to its closedown of operations in April 1998. As there has not been an adjudication of liabilities of Premier, there has been no consideration given to any relief from liabilities as of July 4, 1998.

NET SALES
---------

Net sales for the quarter ended July 4, 1998 were $6,620,000, compared to $11,827,000 for the quarter ended June 28, 1997. The decrease in net revenue in the second quarter of 1998 versus the comparable period of the prior year was in part due to the reduction in sales of Premier of $2,457,000. Sales decreased in the second period of 1998 versus the comparable period of 1997 for the other continuing operations; Polychem ($569,000); Lavelle ($1,264,000) and Centennial ($917,000) due to delays in shipping orders or softness in the market. Based upon current sales backlogs each of these latter businesses expect to significant increases in sales volume in the second half of 1998.

COST OF GOODS SOLD
------------------

Cost of goods sold for the quarter ended July 4, 1998 of $5,823,000 represents a decrease of $7,749,000 versus the comparable period of the prior year. The decrease is due in part to the closed operations of Premier ($2,094,000). In addition, lower cost of sales of Polychem ($637,000), Lavelle ($720,000) and Centennial ($824,000) as a result of lower net sales caused the decrease. Polychem's cost of sales percentage improved in the quarter ended July 4, 1998 over the comparable period of the prior year by 8 percentage points due to cost cutting measures and improved production methods. Centennial's cost of sales percentage for the quarter ended July 4, 1998 improved by .6 percentage points versus the prior year's quarter while Lavelle, due to a significant reduction in net sales volume in the quarter declined by 33.2 percentage points. The anticipated increase in Lavelle's sales volume in the second half of 1998 should result in significant improvement in its gross profit percentage.

                                     (17)

                           THE EASTWIND GROUP, INC.

---------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses totalled $1,895,000 for the quarter ended July 4, 1998, a reduction of $1,580,000 versus the comparable period of 1997. Polychem and Centennial each experienced a 1 percentage point increase versus the comparable period in 1997 in selling, general and administrative expenses as a percentage of sales, which, given the lesser net sales in the quarter, is indicative of the cost cutting measures having been implemented. Corporate overhead of the holding company decreased by $1,070,000 in the quarter ended July 4, 1998 versus the second quarter of 1997, principally due to a reduction in staffing costs, accounting and legal fees and other costs incurred in 1997 due to the rapid expansion of the Company in 1996 and early 1997. The 1997 quarter also included a charge for the contractual settlement with a former officer and certain one time charges in the 1997 period. Further reductions in corporate overhead have been made in the third quarter of 1998 through significant cuts in staffing and facility expenses.

INTEREST EXPENSE
----------------

Interest expense for the quarter ended July 4, 1998 was $403,000 or 6.1% of net sales, versus $338,000 or 2.9% of net sales for the comparable period of 1997. Interest expense as a percentage of sales during the quarter ended July 4, 1998 was higher than the comparable period of 1997 due to the debt incurred for the funding of operating losses during the last quarter of 1997 and the first quarter of 1998, plus the impact of the building acquisition at Lavelle.

                                     (18)

                           THE EASTWIND GROUP, INC.


TWO QUARTERS ENDED JULY 4, 1998 AND JUNE 28, 1997
-------------------------------------------------

OVERVIEW
--------

The Company experienced a net loss, before preferred stock dividends, of $1,993,000, compared to a net loss of $1,180,000 for the two quarters ended June 28, 1997.

Results of operations of Ivy-Tygart Acquisition Corporation ("Ivy"), which was sold in February 1998, are included in the Statement of Operations as income from discontinued operations.

Operations for the two quarters in 1998 losses from Premier Book Press (which was closed down April 13, 1998) totalled $1,064,000, including a write down of assets to realizable value by $506,000. As there has not been an adjudication of liabilities of Premier, there has been no consideration given to any relief from liabilities as of July 4, 1998.

NET SALES
---------

Net sales for the two quarters ended July 4, 1998 of $16,033,000, represent a decrease of $7,766,000 versus the comparable period of the prior year. The principal reason for the reduction in net sales versus the prior year comparable period was erosion of revenues at Premier Book ($3,405,000), which was closed down on April 13, 1998. In addition, reductions in comparable net sales for Polychem ($2,168,000) and Lavelle ($1,697,000) are the result of delays in receiving authorization to ship goods and other external factors relating to timing. The sales backlogs of both companies are approaching historical highs. The decrease in Centennial net sales ($496,000) was due to market softness in the second quarter of 1998. Net sales for the three continuing operations are expected to significantly improve in the second half of 1998.

                                     (19)

                           THE EASTWIND GROUP, INC.

---------------------------------

COST OF GOODS SOLD
------------------

Cost of goods sold for the two quarters ended July 4, 1998 was $13,549,000, a decrease of $5,831,000 versus the comparable period of the prior year. The decrease in cost of goods sold is principally related to reductions in revenue causing lower cost of goods sold at Polychem ($1,678,000), Lavelle ($820,000) and Centennial ($663,000). Cost of goods sold at Premier Book Press decreased by ($2,670,000) due to a combination of significantly less revenue and expenses relating to the closedown of operations in April 1998.

The consolidated gross profit percentage for the two quarters ended July 4, 1998 was 15.5%, a reduction of 3.1% from the comparable period of the prior year. Polychem's gross profit percentage was the same as the prior year due to cost cutting and streamlining manufacturing methods. The gross profit percentage of Centennial of 17.4% for the two quarters ended July 4, 1998 was an improvement of 2.9 percentage points versus the prior year. Lavelle gross profits dropped by 14.6% versus the prior year due principally to manufacturing overhead being spread over fewer units. Cost of goods sold percentages should improve during the remainder of 1998 due to anticipated increases in revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses for the two quarters ended July 4, 1998 were $3,817,000 or 23.8% of net sales, compared to $5,665,000 or 23.8% of net sales in the comparable period of the prior year. The percentage relationship to sales of selling, general and administrative expenses remained the same in the two quarters of 1998 versus the comparable period of 1997, even though Polychem's percentage increased (4.9%), Centennial increased (.6%) and Lavelle increased (19.6%) due to lesser sales volume. Selling, general and administrative expenses at the holding company decreased by $1,070,000, or 6.7% of consolidated net sales, due to reductions in staffing, accounting and legal fees and other costs incurred in the first two quarters of 1997 related to the rapid expansion of the Company in late 1997 and early 1998. Further reductions in corporate overhead have been made in the third quarter of 1998 through significant cuts in staffing and facilities expense.

INTEREST EXPENSE
----------------

Interest expense for the two quarters ended July 4, 1998 was $787,000, versus $696,000 for the comparable period of 1997. Interest expense increased as a percentage of net sales by 2 percentage points due to increases in balances of lines of credit to fund operating losses and lesser net sales for the 1998 period.

                                     (20)

                           THE EASTWIND GROUP, INC.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, preferred stock and equipment leases. Net cash provided by operating activities for the first two quarters of 1998 was $419,000 compared to net cash used in operating activities of $625,000 during the first two quarters of 1997. The change was principally attributable to collection of accounts receivable, reduction of inventories and a tax refund as of July 4, 1998 as compared to June 28, 1997, offset partially by decreases in accounts payable and accrued expenses.

For the two quarters ended July 4, 1998, the Company funded the payment of accounts payable ($1,712,000) and accrued expenses ($795,000) with proceeds from significant collections of accounts receivable ($3,300,000). The reduction in accounts receivable for the two quarters ended July 4, 1998 was $1,989,000 greater than the comparable period of the prior year. The Company continues to focus on the management of accounts receivable and inventories in order to improve liquidity and reduce interest cost.

Prepaid or recoverable income taxes ($767,000) for the two quarters ended June 28, 1997 was a major component of cash used in operations. The liability to a former officer in settlement of his employment contract was charged to operations but will be paid in the future. Depreciation and amortization was $776,000 for the two quarters ended July 4, 1998 compared to $818,000 for the comparable period of the prior year.

Net cash used in investing activities for the two quarters ended July 4, 1998 was $1,185,000, compared to cash used in investing activities of $46,000 for the two quarters ended June 28, 1997. Cash used in the two quarters ended July 4, 1998 for the purchase of property and equipment ($1,911,000), principally the purchase of Lavelle's building which previously had been leased. The components of cash used in investing activities during the two quarters ended June 28, 1997 were cash acquired in the purchase of Lavelle and purchase of property and equipment ($239,000).

Net cash provided by financing activities during the two quarters ended July 4, 1998 totalled $1,120,000, compared to cash provided by financing activities for the two quarters ended June 28, 1997 of $299,000. Components of cash provided by financing activities were the receipt of proceeds from the exercise of certain warrants ($200,000), sale of Common stock ($573,000), proceeds from long-term debt ($1,952,000), sale of preferred stock ($654,000), and receipt of proceeds from stock subscriptions ($490,000), offset by repayments of lines of credit ($1,435,000) and repayment of principal on long term debt and capital lease obligations ($1,292,000) and preferred stock dividends ($23,000).

                                     (21)

                           THE EASTWIND GROUP, INC.

-------------------------------------------

The Company had a net working capital deficit of $3,877,000 and $3,384,000 as of July 4, 1998 and January 3, 1998, respectively. Working capital decreased by $493,000 due to the impact on working capital of net operating losses during the two quarters ended July 4, 1998.

The Company continues to work toward refinancing its senior debt and has, in fact, received favorable response from its prospective lenders. Based upon an existing commitment letter, it is expected that the new financing will close in late August 1998.

The Company has no other significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1998.

The $9,000,000 credit facility at Polychem includes a term loan with an outstanding balance of $1,071,000 at July 4, 1998, leaving an aggregate availability of $7,929,000 as of that date under the credit facility, dependent upon eligible collateral assets. As of July 4, 1998, availability under the line of credit, based upon available eligible collateral assets, was $1,424,000, and outstanding borrowings were $910,000.

Centennial has a $2,500,000 line of credit with a bank, with outstanding borrowings of $2,427,000 at July 4, 1998, which expired July 31, 1998. The Company has informally extended the facility until a refinancing takes place.

Wickersham had a $1,000,000 line of credit with a finance company through April 17, 1998. As Wickersham operations were closed down effective April 13, 1998, the finance company liquidated its collateral, resulting in a total payoff of the lender.

Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive up to 80% of such receivables. The amount outstanding under this arrangement was $159,000.

As of March 29, 1997, the Company had outstanding Class A-1, C, C-4, C-5, D and Clifton Common Stock purchase warrants. During the quarter ended April 4, 1998, exercises of Class C-3 and Clifton warrants to purchase 100,000 and 100,000 shares of Common Stock, respectively, generated gross capital proceeds to the Company of $300,000. The remaining Class A-1, C, C-4, C-5, and D warrants, if fully exercised, would generate additional net capital to the Company of $4,166,000 on the issuance of 1,149,464 shares of common stock. The Company currently anticipates using any such funds, if received, for working capital, including potential acquisitions.

                                     (22)

                           THE EASTWIND GROUP, INC.

-------------------------------------------

In addition, in April 1998 the Company's CEO purchased 301, 000 shares of Common stock for $1.25 per share, resulting in proceeds to the Company of $376,250. These shares replaced an identical number of shares sold by the CEO at the same price in a private transaction.

The Company was able to carry back a portion of its 1997 tax losses to 1996 in order to receive a refund. Accordingly, such refund ($228,000) was received May 20, 1998.

                                     (23)

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

                                     (24)

Item 1. Legal Proceedings.
        -----------------

     As previously disclosed, in April 1997, the Pennsylvania Department of Revenue issued an assessment against Centennial for sales taxes as well as penalties and interest thereon in the amount of approximately $772,000. Such assessment was attributable to periods prior to the Company's acquisition of Centennial. On July 28, 1998 the Board of Finance and Revenue affirmed the assessment against Centennial, but the Company intends to appeal the decision to the Commonwealth Court of Pennsylvania. In June 1998, Centennial reached an agreement in principle with the Commonwealth of Pennsylvania to pay any such liability over a three year period. The Company believes such period will commence when the matter is referred to the Attorney General's Office for collection. The liability for these sales taxes has been recorded on the Company's financial statements to reflect the liability.


Item 2. Changes in Securities.
        ---------------------

     On June 25, 1998, the Company issued to ProFutures Special Equity Fund, L.P. ("ProFutures"), 750 shares of Series C Convertible Preferred Stock, $.10 par value, for gross proceeds of $750,000. The Series C Preferred Stock is convertible into that number of shares of Common Stock equal to the aggregate purchase price of $750,000 divided by 82% of the average of the closing bid price of the Common Stock for the five trading days preceding the date of conversion, provided that the conversion price shall never be less than $.84 per share. The Series C Convertible Preferred Stock earns a 6% annual cumulative dividend, payable in either cash or Common Stock at the election of the Company. On the same date, the Company also issued a warrant to ProFutures. The warrant entitles the holder to purchase up to 75,000 shares of Common Stock at an exercise price of $1.65 per share at any time on or before June 24, 2003. The number of shares of Common Stock issuable upon exercise of the warrant is subject to adjustment in the event of stock splits, stock dividends and the like. The Series C Preferred Stock and warrant were issued pursuant to the private placement exemption in Section 4(2) of the Act.

     As previously disclosed, on April 10, 1998, the Company entered into an agreement to issue to Clifton Capital Ltd. ("Clifton") an aggregate of 400,000 shares of Common Stock for $1.25 per share, for an aggregate of $500,000. At the time of execution of the agreement, Clifton paid to the Company an aggregate of $100,000 and still owes the Company the sum of $400,000. The Company has issued the 80,000 shares of Common Stock which were paid for by Clifton, and Clifton has until August 31, 1998 to purchase the remaining shares of Common Stock, or such right will terminate. The Company also issued to Clifton on April 10, 1998, a warrant to purchase up to 200,000 shares of Common Stock at $1.25 per share.

     As previously disclosed, on April 21, 1998, the Company agreed to issue 50,000 shares of Common Stock to SPH Equities, Inc. for investment banking services rendered to the Company in connection with the Clifton transaction. The Company has taken a charge of $100,000 in connection with such issuance, representing the market value of the shares on April 21, 1998.


Item 3. Defaults Upon Senior Securities.
        -------------------------------

     None.


Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

     None.


Item 5. Other Matters.
        -------------

     Effective July 1, 1998, Anthony J. Mendicino resigned as President and Chief Operating Officer of the Company and his employment agreement was terminated as of such date. Mr. Mendicino remains as a Director of the Company. In connection with such termination, the Company did not incur any material liabilities to Mr. Mendicino. Mr. DeJuliis has assumed the titles of President and Chief Operating Officer.

     On July 2, 1998, the Company had an oral hearing before the Nasdaq listing review panel, during which it requested an extension of time to comply with the net tangible asset requirement and requested that its Common Stock not be delisted pending such additional period of time. On July 29, 1998, the Nasdaq review panel issued its determination to allow the Company until August 31, 1998 to satisfy the net tangible asset requirement of $2,000,000. The panel also determined that the Company must attain net tangible assets of at least $3,000,000 by October 31, 1998. If the Company does not satisfy the above conditions, its Common Stock will be delisted from the Nasdaq Small Cap Market. Trading, if any, in the Company's Common Stock thereafter would be conducted on the OTC Electronic Bulletin Board.


Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a) None.

     (b) None.


                                      (25)

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August 24, 1998



                              THE EASTWIND GROUP, INC.
                              (Registrant)



                              /s/ Paul A. DeJuliis
                              ---------------------------------
                              Paul A. DeJuliis
                              Chairman and CEO



                              /s/ William B. Miller
                              ---------------------------------
                              William B. Miller
                              Senior Vice President and CFO
                              (Principal financial and accounting officer)

                                      (26)