Form 10QSB
period 1998-10-03
EASTWIND GROUP INC
filed 1998-11-17
CIK 867408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 1O-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________ to ____________

Commission File Number: 0-27635
                        -------

                            The Eastwind Group. Inc.
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

                     275 Geiger Road Philadelphia PA 19115
--------------------------------------------------------------------------------
(Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X                     No
                     ---                      ---
                  Yes X                     No
                     ---                      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock, $.10 par value                     4,071,019 shares
--------------------------------         ----------------------------------
         (Class)                         (Outstanding at August 20, 1998)

Transitional Small Business Disclosure format (check one)

                  Yes                   No X
                     ---                  ---

                            THE EASTWIND GROUP, INC.


                                                                 Page Number
                                                                 -----------
PART I.
-------

Item 1. -  Financial Statements (unaudited)

Consolidated Balance Sheets as of
         October 3, 1998 and January 3, 1998                           4

Consolidated Statements of Operations for the
         Quarter ended October 3, 1998 and September 27, 1997
         and the Three Quarters ended October 3, 1998
         and September 27, 1997                                        5

Consolidated Statements of Cash Flows for the
         Three Quarters ended October 3, 1998
         and September 27, 1997                                        6

Notes to Consolidated Financial Statements                             7


Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition                17

PART II.
--------

Item 1 -  Legal Proceedings                                           25

Item 2 -  Changes in Securities                                       25

Item 3 -  Defaults on Senior Securities                               25

Item 4 -  Submission of Matters to 5
            Vote of Securities Holders                                26

Item 5 -  Other Information                                           26

Item 6 -  Exhibits and Reports on Form 8-K                            26

                                      (2)

                            THE EASTWIND GROUP,. INC.
                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

The following financial information sets forth the operations of The Eastwind Group. Inc. (the "Company") for the quarter and three quarters ended October 3, 1998 and September 27, 1997. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.

In the opinion of management. the following unaudited balance sheets and related statements of operations and cash flows reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at October 3, 1998 and January 3, 1998, and the results of operations and cash flows for the quarter and three quarters ended October 3, 1998 and September 27, 1997.

                                      (3)

                           The Eastwind Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                 October 3,     January 3,
                                            ASSETS                                  1998          1998
                                                                                ------------  ------------
Current assets:
 Cash and cash equivalents                                                     $     344,115 $      64,970
 Accounts receivable, net                                                          6,770,789     8,797,027
 Stock subscription receivable                                                        -            250,000
 Recoverable income taxes                                                             56,215       240,065
 Marketable securities                                                               250,000
 Inventories                                                                       2,659,575     5,641,271
 Prepaid expenses                                                                    217,042       224,515
 Prepaid income taxes                                                                      0        25,977
                                                                                ------------  ------------
       Total current assets                                                       10,297,736    15,243,825

Property, plant and equipment, net                                                 6,952,863     8,100,147
Deferred income taxes                                                                 -            330,000
Goodwill and other assets                                                          7,029,485     8,239,520
                                                                                ------------  ------------
                                                                               $  24,280,084 $  31,913,492
                                                                                ============  ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit                                                               $   4,409,214 $   6,038,576
 Current portion of long-term debt                                                   715,253     1,238,069
 Current portion of capitalized lease obligations                                    911,757       997,516
 Loans payable to officers                                                           150,000       150,000
 Accounts payable                                                                  4,920,969     6,394,011
 Accrued expenses                                                                  3,150,719     3,555,073
 Other current liabilities                                                           272,001       254,772
                                                                                ------------  ------------
       Total current liabilities                                                  14,529,913    18,628,017
                                                                                ------------  ------------
Long-term debt                                                                     3,790,090     4,937,040
                                                                                ------------  ------------
Capitalized lease obligations                                                        840,018     1,419,791
                                                                                ------------  ------------
Other liabilities                                                                    961,212       780,555
                                                                                ------------  ------------
Minority interest in consolidated subsidiary                                          -             23,531
                                                                                ------------  ------------
Redeemable Series B Preferred Stock                                                   -            900,000
                                                                                ------------  ------------
Stockholders' equity:
 Series A Preferred stock, $.10 par value, 3,000,000 shares
  authorized; 1,000 issued and outstanding at October 3, 1998
  and January 3, 1998, respectively                                                      100           100
 Series C Convertible Preferred stock, $.10 par value,
  750 shares authorized, issued and outstanding at
  October 3, 1998                                                                         75        -
 Common stock, $.10 par value, 7,000,000 shares authorized,
  4,071,019 and 3,525,019 issued and outstanding at October 3, 1998
  and January 3, 1998, respectively                                                  407,102       352,502
 Warrants outstanding                                                                914,797     1,009,797
 Additional paid-in capital                                                       10,914,002     9,314,614
 Accumulated deficit                                                              (7,565,225)   (4,690,455)
                                                                                ------------  ------------
                                                                                   4,670,851     5,986,558
      Notes receivable from sale of stock                                           (512,000)     (762,000)
                                                                                ------------  ------------
       Total stockholders' equity                                                  4,158,851     5,224,558
                                                                                ------------  ------------
                                                                               $  24,280,084 $  31,913,492
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

                                      (4)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                         Quarter Ended            Three Quarters Ended
                                                     October 3,   September 27,  October 3,   September 27,
                                                        1998          1997          1998          1997
                                                     ---------    ------------   ----------   ------------
Net sales                                          $   6,394,411 $   9,401,882 $  22,427,575 $  33,200,255

Cost of goods sold                                     4,952,011     8,116,460    18,500,658    27,496,762
                                                    ------------  ------------  ------------  ------------

    Gross profit                                       1,442,400     1,285,422     3,926,917     5,703,493

Selling, general and administrative expenses           1,692,887     2,067,718     5,454,440     7,733,163

Write-down of assets on operations closed                 -             -            562,244        -
                                                    ------------  ------------  ------------  ------------
                                                       1,692,887     2,067,718     6,016,684     7,733,163
                                                    ------------  ------------  ------------  ------------

    Operating income (loss)                             (250,487)     (782,296)   (2,089,767)   (2,029,670)

Interest expense, net                                    455,725       349,659     1,242,654     1,045,960
                                                    ------------  ------------  ------------  ------------
    Income before income taxes and
     minority interest                                  (706,212)   (1,131,955)   (3,332,421)   (3,075,630)

Income taxes (benefit)                                   (47,900)     (390,300)      (54,800)   (1,061,792)
                                                    ------------  ------------  ------------  ------------

    Income (loss) from continuing operations            (658,312)     (741,655)   (3,277,621)   (2,013,838)

Income from discontinued operations, net of
 income taxes of $32,700 and $54,200, respectively        -             45,698        60,752       138,359
Gain on sale of Ivy-Tygart Acquisition Corp.,
 net of income taxes of $373,000                          -             -            565,847        -
                                                    ------------  ------------  ------------  ------------

Net income (loss)                                       (658,312)     (695,957)   (2,651,022)   (1,875,479)

Preferred stock dividends                               (200,957)      (49,500)     (223,750)     (148,500)
                                                    ------------  ------------  ------------  ------------
Net income (loss)available to
 Common stockholders                               $    (859,269)$    (745,457)$  (2,874,772)$  (2,023,979)
                                                    ============  ============  ============  ============


Earnings (loss) per share                          $       (0.21)$       (0.27)$       (0.72)$       (0.78)
                                                    ============  ============  ============  ============

Shares used in computing earnings per share            4,071,019     2,763,338     3,975,437     2,596,589
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

                                      (5)

                           The Eastwind Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Three Quarters Ended
                                                                                 October 3,   September 27,
                                                                                    1998          1997
                                                                                ------------  ------------
Cash flows from operating activities:
 Net income (loss)                                                             $  (2,651,022)$  (1,875,479)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                                                     1,196,257     1,210,358
 Amortization of deferred credit                                                      -            (18,487)
 Imputed interest                                                                     81,063        46,647
 Minority interest in income of consolidated subsidiary                               -             11,218
 Changes in assets and liabilities, net of effect
  from acquisitions:
  (Increase) decrease in:
   Accounts receivable                                                             1,687,636     1,017,008
   Marketable securities                                                            (250,000)       -
   Inventories                                                                       488,719      (129,045)
   Prepaid expenses                                                                  (17,846)      (31,911)
   Prepaid income taxes                                                              103,769    (1,147,768)
   Deferred taxes                                                                    330,000        -
   Other assets                                                                     (102,731)     (377,479)
 Increase (decrease) in:
   Accounts payable                                                                 (936,491)      444,635
   Accrued expenses                                                                 (294,325)     (972,983)
   Liability to former officer                                                        -            380,137
   Other liabilities                                                                (264,752)       (9,505)
                                                                                ------------  ------------
    Net cash (used in) operating activities                                         (629,723)   (1,452,654)
                                                                                ------------  ------------
Cash flows from investing activities:
 Purchase of property and equipment                                               (1,902,414)     (244,506)
 Net assets of subsidiary sold                                                       107,925        -
 Net assets of disposed by Premier Press                                             618,377        -
 Net cash acquired in purchase of Lavelle                                             -            172,550
 Other                                                                                -             11,720
                                                                                ------------  ------------
    Net cash provided by (used in) investing activities                           (1,176,112)      (60,236)
                                                                                ------------  ------------
Cash flows from financing activities:
 Net borrowings (repayments) under lines of credit                                  (520,731)    1,594,314
 Principal payments on term notes and capital leases                              (2,680,809)   (1,264,530)
 Proceeds from long-term debt                                                      3,452,000        -
 Proceeds from sale of preferred stock                                               653,874        -
 Stock subscription receivable                                                       580,000        -
 Proceeds from sale of common stock and warrants                                     625,189       321,609
 Net proceeds from exercise of warrants                                              200,000       450,000
 Payment of preferred stock dividends                                               (223,750)      (67,500)
                                                                                ------------  ------------
    Net cash provided by financing activities                                      2,085,773     1,033,893
                                                                                ------------  ------------

Net increase (decrease) in cash and cash equivalents                                 279,938      (478,997)

Cash and cash equivalents, beginning of period                                        64,177       709,697
                                                                                ------------  ------------
Cash and cash equivalents, end of period                                       $     344,115 $     230,700
                                                                                ============  ============

    The accompanying notes and notes to the financial statements included in the Annual Report on Form 10-KSB for the year ended January 3, 1998 are an integral part of these financial statements.

                                      (6)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Basis of Presentation
------  ---------------------

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

        In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at October 3, 1998 and January 3, 1998, and the results of operations and cash flows for the quarter and three quarters ended October 3, 1998 and September 27, 1997, have been made. The results of operations for the three quarters ended October 3, 1998 are not necessarily indicative of the results for the year ending January 2, 1999. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 3, 1998.



Note 2: Accounts Receivable                  October 3,        January 3,
------  -------------------                     1998              1998
                                            -----------       -----------
        Trade receivables                   $ 6,848,750       $ 8,877,277
        Retainage receivables                   431,933           361,124
        Bad debt reserves                      (356,873)         (288,353)
                                            -----------       -----------
                                              6,923,810         8,950,048
        Less: Retainage receivables
              due in over one year            (153,021)         (153,021)
                                            -----------       -----------
                                            $ 6,770,789       $ 8,797,027
                                            ===========       ===========


Note 3: Inventories                          October 3,        January 3,
------  -----------                             1998              1998
                                            -----------       -----------
        Raw Materials                       $   406,432       $ 1,599,996
        Work in Process                       1,995,202         2,362,413
        Finished Goods                          257,941         1,641,271
                                            -----------       -----------
                                            $ 2,659,575       $ 5,641,271
                                            ===========       ===========

                                      (7)

                           THE EASTWIND GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4:   Property, Plant and Equipment
-------   -----------------------------

                                                     October 3,     January 3,
                                                        1998           1998
                                                    ------------   ------------
          Land                                      $    326,000   $    352,135
          Buildings                                    3,003,500      2,898,881
          Machinery and Equipment                      5,743,258      6,673,136
                                                    ------------   ------------
                                                       9,072,758      9,924,152
          Less: Accumulated depreciation              (2,119,895)    (1,824,005)
                                                    ------------   ------------
                                                    $  6,952,863   $  8,100,147
                                                    ============   ============

          Machinery and equipment includes $3,782,373 and $4,017,872 of production equipment under capital leases at October 3, 1998 and January 3, 1998, respectively. Accumulated depreciation on such equipment was $778,129 and $732,104 at October 3, 1998 and January 3, 1998, respectively.

Note 5:   Goodwill and Other Assets
-------   -------------------------

                                                     October 3,     January 3,
                                                        1998           1998
                                                    ------------   ------------

          Goodwill, net                             $  5,956,407   $  7,036,605
          Covenant not to compete, net                   402,083        439,583
          Retainage receivables
            due in over one year                         153,021        153,021
          Deferred financing, net                        293,234        225,956
          Other                                          224,740        834,355
                                                    ------------   ------------
                                                    $  7,029,485   $  8,239,520
                                                    ============   ============

                                      (8)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Note 6:   Long-term Debt
 -------   --------------
           Long-term debt consists of the following:

                                                                         October 3,                 January 3,
                                                                            1998                       1998
                                                                         ----------                 ----------
Polychem note payable to the Budd Company, interest at 8%,
 principal payable in 20 quarterly installments of $81,315,
 beginning March 31, 1998                                                  $1,382,350                1,626,093

Polychem note payable to finance company, interest at prime
 rate plus 1.5% (9.75% at June 28, 1997), payable in 35
 monthly installments of $25,000 plus a final payment on
 September 30, 2001                                                         1,475,000                  951,963

Centennial term note payable to seller, interest at 8%, due
 in 36 monthly installments of principal and interest of
 $8,333, beginning November 1996                                                  ---                  191,312

Lavelle note payable to a bank, interest at 9.25%, due in
 240 monthly installments of principal and interest of $6,869
 commencing March 1998                                                        741,146                      ---

Lavelle note payable to PIDC, interest at 4.0%, payable in
 120 monthly installments of $4,050 commencing in March 1998                  375,287                      ---

Lavelle note payable to a PIDA, interest at 3.0%, payable in
 120 monthly installments of $4,750, plus interest,
 commencing March 1998                                                        468,549                      ---

Ivy note payable to a bank, secured by certain property,
 interest at 7.3%, due in 240 monthly installments of
 principal and interest of $5,909 beginning in April 1997                         ---                  735,206

Ivy note payable to a bank, secured by certain property,
 interest at the bank's prime rate plus 2.0% (10.5% at June
 28, 1997) due in 240 monthly installments of principal and
 interest of $10,487 beginning in April 1997                                      ---                1,065,075

(continued)

                                      (9)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6:    Long--term Debt (continued)
-------    ---------------------------

Ivy term notes payable to a bank, secured by certain property,             October 3,                January 3,
 interest at 9.4%, due in 240 monthly installments of principal              1998                      1998
 and interest of $2,777 beginning in March 1997                           -----------               ----------
                                                                          $       ---                $ 553,986

Ivy term note payable to a finance company, secured by
 substantially all of its assets, due in 35 monthly
 installments of $7,500, with a final installment of
 $187,500, plus interest at the bank's prime rate plus 4.5%
 (13% at June  28, 1997)                                                          ---                  360,000

Wickersham note payable to a bank, interest at prime plus
 1.75% (10.25% at June 28. 1997) , due in monthly
 installments of $5,000 and a balloon payment in December
 1997                                                                             ---                  164,935

Princeton term note payable to bank, secured by all of its
 assets, due in 60 monthly installments of $8,333, plus
 interest at the bank's prime rate plus 3.75%                                     ---                   58,338

Eastwind subordinated note payable to an investor, interest
 at 12%, due in three equal annual installments commencing
 June 30, 1999                                                                396,250                  357,052


Other                                                                          63,011                  111,149
                                                                           -----------              -----------
                                                                            4,901,593                6,175,109
Less: current portion                                                        (715,253)              (1,238,069)
                                                                           -----------              -----------
                                                                           $4,186,340               $4,937,040
                                                                           ===========              ===========

                                     (10)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6:   Long-term Debt (continued)
-------   --------------------------

          Centennial has a $2,500,000 line of credit with a bank, with outstanding borrowings of $2,426,974 at October 3, 1998. The line of credit expired as of July 31, 1998, but has been informally extended by the bank pending the refinancing of Centennial's senior debt.

          Wickersham had a $1,000,000 line of credit with a finance company through April 17, 1998. The finance company, which was a secured creditor, has been completely repaid through collection of accounts receivable subsequent to the closing of Wickersham operations.

          Polychem entered into a loan and security agreement with a finance company on September 29, 1998, which provides for a three-year $3,500,000 revolving line of credit and a three-year term loan of $1,500,000. Outstanding borrowings on the line of credit were $1,633,993 and $1,492,511 at October 3, 1998 and January 3, 1998
          (previous line of credit), respectively. As of October 3, 1998, there was $668,000 available under the line.

          Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive advances up to 80% of such receivables. Outstanding borrowings were $348,247 as of October 3, 1998.

          Future maturities of long-term debt at October 3, 1998 are as follows:

                October 2, 1999                                     715,253
                September 30, 2000                                  912,626
                September 29, 2001                                1,433,412
                September 28, 2002                                  563,034
                September 27, 2003                                  191,888
                Thereafter                                        1,085,380
                ----------                                        ---------
                                                                 $4,901,593
                                                                 ==========

                                     (11)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7:   Acquisitions and Dispositions
-------   -----------------------------

          On February 23, 1998, Ivy sold all of the outstanding Common stock of Ivy for $1,152,2S0. The Company received $755,000 in cash and $397,250 in the form of a promissory note due in 36 monthly principal installments of $11,635 plus interest of 8.5%. The promissory note was paid in full on March 18, 1998. The consolidated balance sheet at January 3, 1998 contains the net assets of Ivy in the amount of $324,128 consisting of the following:

                 Current assets                              $ 557,386
                 Noncurrent assets                           4,369,251
                 Current liabilities                         1,995,717
                 Noncurrent liabilities                      2,650,323
                 Stockholders' equity                          300,597


          Ivy revenues were $6,343,000 for the fiscal year ended January 3, 1998.

          Lavelle
          -------

          In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Lavelle in exchange for 44,537 shares of the Company's Common Stock and forgiveness of certain receivables due from Lavelle. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on estimates that may be revised at a later date. The purchase price, including estimated transaction costs, exceeded the fair value of the net assets acquired by approximately $660,000, which has been recorded as goodwill and is being amortized over 20 years. Lavelle's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.


                                     (12)

                            THE EASTWIND GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7:   Acquisitions and Dispositions (continued)
-------   -----------------------------------------

          Wickersham
          ----------

          In January 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Wickersham in exchange for 30,000 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting The purchase price was allocated to the assets and liabilities acquired based on the fair values at the acquisition date. Such allocation was based on estimates that may be revised at a later date. The purchase price, including estimated transaction coats, exceeded the fair value of the net assets acquired by approximately $628,000, which has been recorded as goodwill and is being amortized over 20 years. Wickersham's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

          In July, 1997, the Company combined the operations of Wickersham and Princeton into Premier Book Press ("Premier"). Due to continuing operating losses, the Company decided to close down. the operations of Premier, effective April 13, 1998. As of January 3, 1998, the Company had written off net goodwill related to the Wickersham and Princeton acquisitions, and recorded valuation allowances on certain assets.

          During the three quarters ended October 3, 1998, Premier experienced operating losses of $1,120,000, including the write down assets to realizable values by $562,000.


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


                                                Quarter ended              Three Quarters Ended
                                          October 3,    September 27,    October 3,   September 27,
                                            1998            1997            1998          1997
                                          ---------     ------------     ---------    -------------
Earnings per share                          $(.21)        $(.27)           $(.72)        $(.78)
                                          =========     ============     =========    =============

Effect of dilutive securities                  --            --               --            --
                                          ---------     ------------     ---------    -------------

Diluted earnings per share                  $(.21)        $(.27)           $(.72)        $(.78)
                                          =========     ============     =========    =============


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

          This settlement has been recorded in the accompanying financial statements at October 3, 1998 as an adjustment to the purchase accounting for Centennial by a net reduction of goodwill and the reversal of accrued preferred stock dividends.


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



                                     (16)

                            THE EASTWIND GROUP, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
----------------------------------------------------

Overview
--------

The Company generated a net loss, before preferred stock dividends, of $658,000 for the quarter ended October 3, 1998, compared to a net loss of $696,000 for the quarter ended September 27, 1997. The net loss in the quarter ended October 3, 1998 includes a write down of assets of Premier Book Press of $56,000 due to its closedown of operations in April 1998. As there has not been an adjudication of liabilities of Premier, there has been no consideration given to any relief from liabilities as of October 3, 1998.

Net Sales
---------

Net sales for the quarter ended October 3, 1998 were $6,394,000, compared to $9,402,000 for the quarter ended September 27, 1997. The decrease in net revenue versus the prior year period was principally due to the reduction in sales of Premier of $2,740,000. Sales decreased in the third period of 1998 versus the comparable period of 1997 for the other continuing operations; Polychem ($162,000); Lavelle ($242,000) and Centennial ($442,000) due to delays in shipping orders or softness in the market. Based upon current sales backlogs each of these latter businesses expect the sales volume in the last quarter of 1998 to be greater than in the third quarter.

Cost of Goods Sold
------------------

Cost of goods sold for the quarter ended October 3, 1998 of $4,952,000 represents a decrease of $3,164,000 versus the comparable period of the prior year. The decrease is due in part to the closed operations of Premier ($2,935,000). In addition, lower cost of sales of Polychem ($324,000), Lavelle ($28,000) and Centennial ($455,000) as a result of lower net sales caused the decrease. Polychem's cost of sales percentage improved in the quarter ended October 3, 1998 over the comparable period of the prior year by 8 percentage points due to cost cutting measures and improved production methods. Centennial's cost of sales percentage for the quarter ended October 3, 1998 improved by 2 percentage points versus the prior year's quarter while Lavelle, due to a significant reduction in net sales volume in the quarter declined by 17 percentage points. The anticipated increase in Lavelle's sales volume in the last quarter of 1998 should result in significant improvement in its gross profit percentage.


                                     (17)

                            THE EASTWIND GROUP, INC.

---------------------------------

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses totaled $1,693,000 for the quarter ended October 3, 1998, a reduction of $375,000 versus the comparable period of 1997. Polychem experienced a 5 percentage point increase versus the comparable period in 1997 in selling, general and administrative expenses as a percentage of sales, which reflects gearing up for higher sales volume in the last quarter of 1998. Centennial had a reduction of 1 percentage point in selling, general and administrative expenses as a percentage of sales versus the comparable period of 1997, which is indicative of the cost cutting measures having been implemented. Corporate overhead of the holding company decreased by $178,000 in the quarter ended October 3, 1998 versus the third quarter of 1997, principally due to a reduction in staffing costs, facility expenses, accounting and legal fees and other costs incurred in 1997 due to the rapid expansion of the Company in 1996 and early 1997.

Interest Expense
----------------

Interest expense for the quarter ended October 3, 1998 was $456,000 or 7.1% of net sales, versus $350,000 or 3.7% of net sales for the comparable period of 1997. Interest expense as a percentage of sales during the quarter ended October 3, 1998 was higher than the comparable period of 1997 due to exit costs of $143,000 incurred in the refinance of Polychem's line of credit and term debt.


                                     (18)

                            THE EASTWIND GROUP, INC.


THREE QUARTERS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
-----------------------------------------------------------

Overview
--------

The Company experienced a net loss, before preferred stock dividends, of $2,651,000 for the three quarters ended October 3, 1998, compared to a net loss of $1,875,000 for the three quarters ended September 27, 1997.

Results of operations of Ivy-Tygart Acquisition Corporation ("Ivy"), which was sold in February 1998, are included in the Statement of Operations as income from discontinued operations.

Operations for the three quarters in 1998 include losses from Premier Book Press (which was closed down April 13, 1998) totaling $1,120,000, including a write down of assets to realizable value by $562,000. As there has not been an adjudication of liabilities of Premier, there has been no consideration given to any relief from liabilities as of October 3, 1998.

Net Sales
---------

Net sales for the three quarters ended October 3, 1998 of $22,428,000 represent a decrease of $10,772,000 versus the comparable period of the prior year. The principal reason for the reduction in net sales versus the prior year comparable period was erosion of revenues at Premier Book ($6,121,000), which was closed down on April 13, 1998. In addition, reductions in comparable net sales for Polychem ($2,330,000) and Lavelle ($1,939,000) are the result of delays in receiving authorization to ship goods and other external factors relating to timing. The sales backlogs of both companies are approaching historical highs. The decrease in Centennial net sales ($955,000) was due to market softness in the second quarter of 1998. Net sales for the three continuing operations are expected to significantly improve in the last quarter of 1998.


                                     (19)

                            THE EASTWIND GROUP, INC.

---------------------------------

Cost of Goods Sold
------------------

Cost of goods sold for the three quarters ended October 3, 1998 was $18,501,000, a decrease of $8,996,000 versus the comparable period of the prior year. The decrease in cost of goods sold is principally related to reductions in revenue causing lower cost of goods sold at Polychem ($2,002,000), Lavelle ($848,000) and Centennial ($1,118,000) . Cost of goods sold at Premier Book Press decreased by $5,600,000 due to a combination of significantly less revenue and expenses relating to the closedown of operations in April 1998.

The consolidated gross profit percentage for the three quarters ended October 3, 1998 was 17.5%, an increase of .3% from the comparable period of the prior year. Polychem's gross profit percentage increased by 2.8 percentage points versus the prior year due to cost cutting and streamlining manufacturing methods. The gross profit percentage of Centennial of 17.1% for the three quarters ended October 3, 1998 was an improvement of 2.7 percentage points versus the prior year. Lavelle gross profits dropped by 15.0 percentage points versus the prior year due principally to manufacturing overhead being spread over fewer units. Cost of goods sold percentages should improve during the remainder of 1998 due to anticipated increases in revenue.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses for the three quarters ended October 3, 1998 were $6,016,000 or 26.8% of net sales, compared to $7,732,000 or 23.3% of net sales in the comparable period of the prior year. The percentage relationship to sales of selling, general and administrative expenses remained the same in the three quarters of 1998 versus the comparable period of 1997, even though Polychem's percentage increased (4.9%), Centennial remained the same (19.9%) and Lavelle increased (17.5%) due to lesser sales volume. Selling, general and administrative expenses at the holding company decreased by $1,248,000, or 5.6% of consolidated net sales, due to reductions in staffing, accounting and legal fees and other costs incurred in the first three quarters of 1997 related to the rapid expansion of the Company in late 1996 and early 1997. Further reductions in corporate overhead have been made in the third quarter of 1998 through significant cuts in staffing and facilities expense.

Interest Expense
----------------

Interest expense for the three quarters ended October 3, 1998 was $1,242,000, versus $1,046,000 for the comparable period of 1997. Interest expense increased as a percentage of net sales by 2 percentage points due to exit costs of $143,000 incurred in the refinancing of Polychem's debt and increases in balances of lines of credit to fund operating losses and lesser net sales for the 1998 period.


                                     (20)

                            THE EASTWIND GROUP, INC.


Liquidity and Capital Resources
-------------------------------

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and warrants, preferred stock and equipment leases. Net cash used in operating activities for the first three quarters of 1998 was $630,000 compared to net cash used in operating activities of $1,453,000 during the first three quarters of 1997. The change was principally attributable to collection of accounts receivable, reduction of inventories and a tax refund as of October 3, 1998 as compared to September 27, 1997, offset partially by decreases in accounts payable and accrued expenses.

For the three quarters ended October 3, 1998, the Company funded the payment of accounts payable ($936,000) and accrued expenses ($294,000) with proceeds from significant collections of accounts receivable ($1,688,000) . The reduction in accounts receivable for the three quarters ended October 3, 1998 was $671,000 greater than the comparable period of the prior year. The Company continues to focus on the management of accounts receivable and inventories in order to improve liquidity and reduce interest cost.

Prepaid or recoverable income taxes ($1,148,000) for the three quarters ended September 27, 1997 was a major component of cash used in operations. The liability to a former officer in settlement of his employment contract was charged to operations but will be paid in the future. Depreciation and amortization was $1,196,000 for the three quarters ended October 3, 1998 compared to $1,210,000 for the comparable period of the prior year.

Net cash used in investing activities for the three quarters ended October 3, 1998 was $1,176,000, compared to cash used in investing activities of $60,000 for the three quarters ended September 27, 1997. Cash used in the three quarters ended October 3, 1998 was principally for the purchase of property and equipment ($1,902,000) . The components of cash used in investing activities during the three quarters ended September 27, 1997 were cash acquired in the purchase of Lavelle ($173,000) offset by the purchase of property and equipment ($245,000)

Net cash provided by financing activities during the three quarters ended October 3, 1998 totaled $2,086,000, compared to cash provided by financing activities for the three quarters ended September 27, 1997 of $1,034,000. Components of cash provided by financing activities in 1998 were the receipt of proceeds from the exercise of certain warrants ($200,000), sale of Common stock ($625,000), proceeds from long-term debt ($3,452,000), sale of preferred stock ($654,000), and receipt of proceeds from stock subscriptions ($580,000), offset by repayments of lines of credit ($521,000) and repayment of principal on long term debt and capital lease obligations ($2,681,000) and preferred stock dividends ($224,000).


                                     (21)

                            THE EASTWIND GROUP, INC.

-------------------------------------------

The Company had a net working capital deficit of $4,232,000 and $3,384,000 as of October 3, 1998 and January 3, 1998, respectively. Working capital decreased by $802,000 due to the impact on working capital of net operating losses during the three quarters ended October 3, 1998 offset by the refinancing of Polychem's term debt.

The Company continues to work toward refinancing the remainder of its senior debt and has, in fact, received favorable response from its prospective lender. Based on an existing commitment letter, it is expected that the new financing of Centennial's senior debt will close prior to the end of 1998.

The Company has no other significant capital spending or purchase commitments, other than normal commitments under facility and capital leases. There are no commitments to purchase significant property, plant and equipment during the remainder of 1998.

In September 1998, Polychem entered into a borrowing arrangement with a financing institution which included a line of credit facility up to $3,500,000 and a term loan of $1,500,000. The line of credit is secured by Polychem's inventory and receivables and the term loan is secured by real estate and equipment. As of October 3, 1998, availability under the line of credit was $2,302,000 and outstanding borrowings were $1,634,000.

Centennial has a $2,500,000 line of credit with a bank, with outstanding borrowings of $2,427,000 at October 3, 1998, which expired July 31, 1998. The bank has informally extended the facility until a refinancing takes place.

Wickersham had a $1,000,000 line of credit with a finance company through April 17, 1998. As Wickersham operations were closed down effective April 13, 1998, the finance company liquidated its collateral, resulting in a total payoff of the lender.

Lavelle has a borrowing arrangement for up to $1,500,000 with a financing institution through March 22, 1999, whereby it sells substantially all of its accounts receivable to the institution and is permitted to receive up to 80% of such receivables. The amount outstanding under this arrangement was $348,000.

As of March 29, 1997, the Company had outstanding Class A-l, C, C-4, C-5, D and Clifton Common Stock purchase warrants. During the quarter ended April 4, 1998, exercises of Class C-3 and Clifton warrants to purchase 100,000 and 100,000 shares of Common Stock, respectively, generated gross capital proceeds to the Company of $300,000. The remaining Class A-l, C, C-4, C-5, and D warrants, if fully exercised, would generate additional net capital to the Company of $4,166,000 on the issuance of 1,149,464 shares of common stock. The Company currently anticipates using any such funds, if received, for working capital, including potential acquisitions.


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


                                     (24)

                            THE EASTWIND GROUP, INC.
                           PART II - OTHER INFORMATION


Item 1:   Legal Proceedings
-------   -----------------

          As previously disclosed, in April 1997, the Pennsylvania Department of Revenue issued an assessment against Centennial for sales taxes as well as penalties and interest thereon in the amount of approximately $772,000. Such assessment was attributable to periods prior to the Company's acquisition of Centennial. On July 28, 1998 the Board of Finance and Revenue affirmed the assessment against Centennial but the Company intends to appeal the decision to the Commonwealth Court of Pennsylvania. In July 1998, Centennial reached an agreement in principle with the Commonwealth of Pennsylvania to pay any such liability over a three year period. The Company believes such period will commence when the matter is referred to the Attorney General's Office for collection. The liability for these sales taxes has been recorded on the Company's financial statements.

Item 2:   Change in Securities
-------   --------------------

          On June 25, 1998, the Company issued to ProFutures Special Fund, L.P. ("ProFutures"), 750 shares of Series C Convertible Preferred Stock, $.10 par value, for gross proceeds of $750,000. The Series C Preferred Stock is convertible into that number of shares of Common stock equal to the aggregate purchase price of $750,000 divided by 82% of the average of the closing bid of the Common stock for the five trading days preceding the date of conversion, provided that the conversion shall never be less than $.84 per share. The Series C Convertible Preferred Stock earns a 6% annual cumulative dividend, payable in either cash or Common stock at the election of the Company. On the same date, The Company also issued a warrant to ProFutures. The warrant entitles the holder to purchase up to 75,000 shares of Common stock at an exercise price of $1.65 per share at any time on or before June 24, 2003. The number of shares of Common stock issuable upon exercise of the warrant is subject to adjustment in the event of stock splits, stock dividends and the like. The Series C Preferred Stock and warrant were issued pursuant to the private placement exemption in
          Section 4(2) of the Act.

Item 3:   Defaults on Senior Securities
-------   -----------------------------

          None.


                                     (25)

                            THE EASTWIND GROUP, INC.
                           PART II - OTHER INFORMATION



Item 4:   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None.

Item 5:   Other Matters
-------   -------------

          On September 1, 1998, the Nasdaq Stock Market Listing Qualifications Panel made the determination that the Company failed to meet the minimum requirements of $2,000,000 in net tangible assets. Accordingly, the Company was delisted from the Nasdaq Stock Market effective with the close of business on September 1, 1996.

          The Company's Common stock has been trading on the OTC Bulletin Board since the effective date of the delisting.

Item 6:   Exhibits and Reports on Form 8-K
-------   --------------------------------

          None


                                     (26)

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 16, 1998




                                  THE EASTWIND GROUP, INC.
                                  (Registrant)



                                  -----------------------------------------
                                  Paul A. DeJuliis
                                  Chairman and CEO



                                  -----------------------------------------
                                  William B. Miller
                                  Senior Vice President and CFO
                                  (Principal financial and accounting officer)



                                     (27)

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 16, 1998




                                  THE EASTWIND GROUP, INC.
                                  (Registrant)



                                  /s/ Paul A. DeJuliis
                                  -----------------------------------------
                                  Paul A. DeJuliis
                                  Chairman and CEO



                                  /s/ William B. Miller
                                  -----------------------------------------
                                  William B. Miller
                                  Senior Vice President and CFO
                                  (Principal financial and accounting officer)


                                     (28)